Form 10-Q
period 1999-12-31
LLS CORP
filed 2000-02-14
CIK 1095351

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1999
                                 ---------------------------------------------
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

                               ----------------------    --------------------

                                    33-88007
                            (Commission File Number)

                                    LLS Corp.
             (Exact name of Registrant as specified in its charter)

                                    Illinois
         (State or other jurisdiction of incorporation or organization)

                                   36-2741439
                      (I.R.S. Employer Identification No.)

                              101 South Hanley Road
                               St. Louis, MO 63105
                                 (314) 727-1701
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                         Outstanding at
           Class                                        January 31, 2000
----------------------------                           -----------------


  Common Stock                                             55,333,333

                                    LLS CORP.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
LLS Corp.
     Condensed Consolidated Balance Sheets as of December 31, 1999 and
          September 30, 1999 ......................................................................... 1
     Condensed Consolidated Statements of Operations for the three month periods ended December 31, 1999 and 1998.................................................... 2
     Condensed Consolidated Statement of Cash Flows for the three month periods ended December 31, 1999 and 1998.................................................... 3
     Notes to Condensed Consolidated Financial Statements............................................. 4
     Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................................... 5
     Quantitative and Qualitative Disclosure About Market Risk ....................................... 7

PART II - OTHER INFORMATION........................................................................... 8

SIGNATURES............................................................................................ 9

                                    LLS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                            December 31,      September 30,
                                                                1999              1999
                                                            ------------      ------------
ASSETS                                                      (Unaudited)
Current assets:
  Cash ................................................     $      2,957      $      4,140
  Accounts receivable, less allowance of $494 .........           14,206            20,424
  Inventories .........................................           27,254            28,705
  Other current assets ................................              882               768
                                                            ------------      ------------
    Total current assets ..............................           45,299            54,037
Property, plant and equipment, net ....................           88,760            86,072
Intangibles and other assets ..........................           27,168            29,091
                                                            ------------      ------------
    Total assets ......................................     $    161,227      $    169,200
                                                            ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ....................................     $     12,509      $     19,712
  Accrued and other liabilities .......................           14,751            15,873
  Accrued interest ....................................            6,894             4,120
                                                            ------------      ------------
    Total current liabilities .........................           34,154            39,705
Long-term obligations .................................          245,000           245,000
Other long-term liabilities ...........................            7,968             8,166
                                                            ------------      ------------
    Total liabilities .................................          287,122           292,871
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par
    value, 100,000,000 shares authorized,
    78,000,000 shares issued and outstanding ..........              780               780
  Common stock, $.01 par value, 500,000,000
    shares authorized, 55,333,333 shares issued
    and outstanding ...................................              553               553
  Warrants for common stock ...........................              900               900
  Additional paid-in capital ..........................           75,167            75,167

  Accumulated deficit .................................         (203,295)         (201,071)
                                                            ------------      ------------
    Total stockholders' equity (deficit) ..............         (125,895)         (123,671)
                                                            ------------      ------------
    Total liabilities and stockholders'
    equity (deficit) ..................................     $    161,227      $    169,200
                                                            ============      ============


   See accompanying notes to the condensed consolidated financial statements.

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months
                                                                   Ended December 31,
                                                            ------------------------------
                                                                1999              1998
                                                            ------------      ------------
Net sales .............................................     $     35,953      $     36,858

Operating expenses:

  Cost of sales .......................................           25,118            25,953
  Selling, general and administrative .................            4,059             3,755
  Depreciation and amortization .......................            3,398             2,955
                                                            ------------      ------------

Operating income ......................................            3,378             4,195

Other expense:
  Interest expense ....................................            6,150               532
  Amortization of deferred financing costs ............              693                --
  Other, net ..........................................                8                --
                                                            ------------      ------------

Income (loss) before income tax provision (benefit) ...           (3,473)            3,663

Income tax provision (benefit) ........................           (1,250)               90
                                                            ------------      ------------

Net income (loss) before minority interest ............           (2,223)            3,573

Minority interest .....................................               --               171
                                                            ------------      ------------

Net income (loss) .....................................     $     (2,223)     $      3,402
                                                            ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Three Months
                                                                    Ended December 31,
                                                            ------------------------------
                                                                1999              1998
                                                            ------------      ------------
Cash flows from operating activities:

  Net income (loss)  ..................................     $     (2,223)     $      3,402

  Adjustments to reconcile net income (loss) to net cash from operating activities:

    Depreciation and amortization .....................            3,398             2,955
    Amortization of deferred financing costs ..........              693                --
    Minority interest .................................               --               171

    Change in assets and liabilities:

      Accounts receivable .............................            6,217             5,973
      Inventories .....................................            1,450              (174)
      Other assets ....................................            1,033              (323)
      Accounts payable ................................           (7,203)           (3,159)
      Accrued and other liabilities ...................           (1,320)             (946)
      Accrued interest ................................            2,774               633
                                                            ------------      ------------

Net cash from operating activities ....................            4,819             8,532
                                                            ------------      ------------

Cash flows from investing activities:

  Capital expenditures ................................           (6,002)           (4,427)
                                                            ------------      ------------

Net cash from investing activities ....................           (6,002)           (4,427)
                                                            ------------      ------------

Cash flows from financing activities:

   Proceeds from notes payable ........................               --             6,000
   Principal payments of notes payable and capital
      lease obligations ...............................               --            (2,757)
   Distributions to stockholders ......................               --            (8,000)
                                                            ------------      ------------
Net cash from financing activities ....................               --            (4,757)
                                                            ------------      ------------

Net change in cash ....................................           (1,183)             (652)

Cash, beginning of period .............................            4,140             1,177
                                                            ------------      ------------

Cash, end of period ...................................     $      2,957      $        525
                                                            ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                                   LLS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)
                                  (Unaudited)



1.       The Company

         LLS Corp., an Illinois corporation ("LLS" or the "Company"), is engaged in the design, manufacture and distribution of various types of injection molded plastic parts and custom molds used in plastic injection molding. The Company operates in one industry segment, serving customers located primarily in the United States.

         On July 30, 1999, the Company completed a recapitalization (the "Recapitalization") through the following simultaneous transactions:
         (i) LLS received $78,133 in exchange for the issuance of 78,000,000 shares of its Series A convertible preferred stock at $1.00 per share and 13,333,333 shares of Class A common stock at $0.01 per share, (ii) LLS raised $150,300 from a senior credit facility (the "Senior Credit Facility") and $100,000 from the issuance of senior subordinated notes payable (the "Notes") and (iii) the proceeds from the issuance of equity, the issuance of the Notes and borrowings under the Senior Credit Facility were used to repay existing indebtedness and accrued interest for approximately $45,496, redeem approximately 67.0% of the outstanding capital stock at $1.00 per share for approximately $265,504 and pay fees and expenses of approximately $17,300.


2.       Basis of Presentation

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-4 previously filed with the Securities and Exchange Commission.

         Statement of Cash Flows

         Interest paid for the three months ended December 31, 1999 and 1998, was approximately $3,375 and $0, respectively. Total income taxes paid for the three months ended December 31, 1999 and 1998 was approximately $1,016 and $32, respectively.

3.       Inventories

         The composition of inventories at December 31, 1999 is as follows:

         Raw materials . . . . . . . . . . . . . . . .    $    8,341
         Work-in-process . . . . . . . . . . . . . . .         8,391
         Finished goods  . . . . . . . . . . . . . . .        10,522
                                                          ----------
           Total  . . . . . . . . .  . . . . . . . . .    $   27,254
                                                          ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis includes the results of operations for the three months ended December 31, 1999 and 1998 for LLS Corp.



                                                      Three Months Ended
                                                         December 31,
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------
                                                       (In thousands)

Net sales ...................................     $   35,953     $   36,858
Cost of sales ...............................         25,118         25,953
Selling, general and administrative .........          4,059          3,755
Depreciation and amortization ...............          3,398          2,955
                                                  ----------     ----------

Operating income ............................     $    3,378     $    4,195
                                                  ==========     ==========



Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net sales for the three months ended December 31, 1999 were $36.0 million, representing a $0.9 million or 2.5% decrease compared to the same period in the prior year. This net decrease was primarily due to delays in a major project and weakened demand from international customers offset by increased business from existing customers.


Cost of sales decreased $0.8 million or 3.2%, to $25.1 million during the three months ended December 31, 1999 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales decreased to 69.9% for the three months ended December 31, 1999 from 70.4% for the comparable period in the prior year. The decrease in cost of sales as a percentage of net sales during the first quarter of fiscal 2000, was due to improved manufacturing efficiencies, offset by higher labor costs and higher average resin prices compared to the same period in fiscal 1999. Because we pass substantially all resin price fluctuations onto our customers, a higher average resin price leads to a lower gross margin percentage but generally has no impact on gross margin dollars.

Selling, general and administrative expenses increased $0.3 million or 8.1% to $4.1 million for the three months ended December 31, 1999 compared to the same period in the prior year. Selling, general and administrative expenses expressed as a percentage of sales increased to 11.3% for the three months ended December 31, 1999 from 10.2% for the comparable period in the prior year. Contributing to these increases were higher fixed general and administrative costs resulting from annual wage increases, the addition of management personnel and incremental costs associated with the addition of two new manufacturing facilities during the first quarter of fiscal 1999. These incremental facility costs primarily represent increased wage and benefit amounts reflecting a higher number of employees during the three months ended December 31, 1999 compared to the same period in the prior year.

Depreciation and amortization increased $0.4 million to $3.4 million for the three months ended December 31, 1999 compared to the same period in the prior year. This increase primarily reflects net increases in depreciable assets from new equipment purchases and mold construction costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $4.8 million for the three months ended December 31, 1999, compared to $8.5 million for the three months ended December 31, 1998. The fluctuation was primarily due to an increase in interest costs related to the Senior Credit Facility and the Notes.

Net cash from investing activities, representing capital expenditures, was $6.0 million for the three month period ended December 31, 1999, compared to $4.4 million during the comparable period for the prior year.

Net cash flows from financing activities were $0 for the three months ended December 31, 1999, compared to $4.8 million used in financing activities for the same period in the prior year. Cash from financing activities during the three months ended December 31, 1998 represented net proceeds of $3.2 million from notes payable offset by distributions to stockholders of $8.0 million.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rates and raw material price exposure.

INTEREST RATE RISK

At December 31, 1999, approximately $145.0 million of the Company's long-term debt, specifically, borrowings outstanding under the Senior Credit Facility bore interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three months ended December 31, 1999 would have increased by approximately $0.7 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $0.4 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the interest rates projected above.

RAW MATERIAL PRICE RISK

The principal raw material used by the Company is plastic resin, particularly polyethylene and polypropylene. The cost of plastic resin fluctuates, based upon supply and demand. These fluctuations can be and have been significant in the past. We cannot guarantee that plastic resin prices will not rise significantly in the future or that the supply will remain stable. In the event of an adverse change in the plastic resin market, we also cannot guarantee that we will be able to pass on increased costs of resin to all of our customers or that we will be able to obtain sufficient quantities of plastic resin for production.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On October 29, 1999, the stockholders of LLS approved by unanimous written consent the 1999 Stock Option Plan for certain key employees and other persons performing services for LLS or any of its subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         Exhibit 10.1 - 1999 Stock Option Plan
         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed during the three months ended December 31, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           LLS CORP.

Dated:     February 14, 2000               By:          /s/  JAMES N. MILLS
                                              -----------------------------
                                           Name:  James N. Mills
                                           Title: Chairman of the Board and
                                                  Chief Executive Officer



                                           By:          /s/  DAVID M. SINDELAR
                                              --------------------------------
                                           Name:  David M. Sindelar
                                           Title: Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                              DESCRIPTION
         -------                             -----------
         10.1                                1999 Stock Option Plan

         27.1                                Financial Data Schedule