Form 10-Q
period 2000-03-31
LLS CORP
filed 2000-05-15
CIK 1095351

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2000
                                 ---------------------------------------------
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


                                                         Outstanding at
           Class                                         April 30, 2000
----------------------------                           -----------------


  Common Stock                                             55,333,333

                                    LLS CORP.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
LLS Corp.
  Condensed Consolidated Balance Sheets as of March 31, 2000 and
       September 30, 1999 ............................................................................ 1
  Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2000 and 1999.......................................................... 2
  Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2000 and 1999.......................................................... 3
  Notes to Condensed Consolidated Financial Statements................................................ 4
  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 5
  Quantitative and Qualitative Disclosure About Market Risk .......................................... 7

PART II - OTHER INFORMATION........................................................................... 8

SIGNATURES............................................................................................ 9

                                    LLS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                              March 31,      September 30,
                                                                2000              1999
                                                            ------------      ------------
ASSETS                                                      (Unaudited)
Current assets:
  Cash ................................................     $         --      $      4,140
  Accounts receivable, less allowance of $494 .........           21,126            20,424
  Inventories .........................................           28,358            28,705
  Other current assets ................................              750               768
                                                            ------------      ------------
    Total current assets ..............................           50,234            54,037
Property, plant and equipment, net ....................           87,889            86,072
Intangibles and other assets ..........................           26,829            29,091
                                                            ------------      ------------
    Total assets ......................................     $    164,952      $    169,200
                                                            ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ....................................     $     15,535      $     19,712
  Accrued and other liabilities .......................           13,037            15,873
  Accrued interest ....................................            3,712             4,120
                                                            ------------      ------------
    Total current liabilities .........................           32,284            39,705
Long-term obligations .................................          251,400           245,000
Other long-term liabilities ...........................            7,543             8,166
                                                            ------------      ------------
    Total liabilities .................................          291,227           292,871
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par
    value, 100,000,000 shares authorized,
    78,000,000 shares issued and outstanding ..........              780               780
  Common stock, $.01 par value, 500,000,000
    shares authorized, 55,333,333 shares issued
    and outstanding ...................................              553               553
  Warrants for common stock ...........................              900               900
  Additional paid-in capital ..........................           75,167            75,167

  Accumulated deficit .................................         (203,675)         (201,071)
                                                            ------------      ------------
    Total stockholders' equity (deficit) ..............         (126,275)         (123,671)
                                                            ------------      ------------
    Total liabilities and stockholders'
    equity (deficit) ..................................     $    164,952      $    169,200
                                                            ============      ============


   See accompanying notes to the condensed consolidated financial statements.

                                   LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months                         Six Months
                                                                    Ended March 31,                     Ended March 31,
                                                            ------------------------------      ------------------------------
                                                                 2000              1999             2000              1999
                                                            ------------      ------------      ------------      ------------
Net sales .............................................     $     40,559      $     41,061      $     76,512      $     77,919

Operating expenses:

  Cost of sales .......................................           26,352            27,101            51,470            53,054
  Selling, general and administrative .................            4,244             3,721             8,303             7,476
  Depreciation and amortization .......................            3,556             3,158             6,954             6,113
                                                            ------------      ------------      ------------      ------------

Operating income ......................................            6,407             7,081             9,785            11,276

Other expense:
  Interest expense ....................................            6,238               720            12,388             1,252
  Amortization of deferred financing costs ............              672                --             1,365                --
  Other, net ..........................................               90                --                98                --
                                                            ------------      ------------      ------------      ------------

Income (loss) before income tax provision (benefit) ...             (593)            6,361            (4,066)           10,024
Income tax provision (benefit) ........................             (213)              90             (1,463)              180
                                                            ------------      ------------      ------------      ------------

Net income (loss) before minority interest ............             (380)            6,271            (2,603)            9,844
Minority interest .....................................               --                --                --               171
                                                            ------------      ------------      ------------      ------------

Net income (loss) .....................................     $       (380)     $      6,271      $     (2,603)     $      9,673
                                                            ============      ============      ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                       Six Months
                                                                     Ended March 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
Cash flows from operating activities:

  Net income (loss)  ..................................     $     (2,603)     $      9,673

  Adjustments to reconcile net income (loss) to net cash from operating activities:

    Depreciation and amortization .....................            6,954             6,113
    Amortization of deferred financing costs ..........            1,365                --
    Minority interest .................................               --               171

    Change in assets and liabilities:

      Accounts receivable .............................             (702)            1,182
      Inventories .....................................              347              (619)
      Other assets ....................................              747               206
      Accounts payable ................................           (4,177)            1,988
      Accrued and other liabilities ...................           (3,460)           (2,009)
      Accrued interest ................................             (408)               28
                                                            ------------      ------------

Net cash from operating activities ....................           (1,937)           16,733
                                                            ------------      ------------

Cash flows from investing activities:

  Capital expenditures ................................           (8,603)           (8,942)
                                                            ------------      ------------

Net cash from investing activities ....................           (8,603)           (8,942)
                                                            ------------      ------------

Cash flows from financing activities:

   Proceeds from borrowings of long term obligations...           18,000            14,500
   Principal payments of long term obligations.........          (11,600)           (3,412)
   Redemption of minority interest.....................               --            (8,524)
   Distributions to stockholders ......................               --           (11,335)
                                                            ------------      ------------
Net cash from financing activities ....................            6,400            (8,771)
                                                            ------------      ------------

Net change in cash ....................................           (4,140)             (980)

Cash, beginning of period .............................            4,140             1,177
                                                            ------------      ------------

Cash, end of period ...................................     $         --      $        197
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

2.       Basis of Presentation

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-4 previously filed with the Securities and Exchange Commission.

         Statement of Cash Flows

         Interest paid for the six months ended March 31, 2000 and 1999, was approximately $12,795 and $1,224, respectively. Total income taxes paid for the six months ended March 31, 2000 and 1999 was approximately $1,068 and $ 221, respectively.

3.       Inventories

         The composition of inventories at March 31, 2000 is as follows:

         Raw materials . . . . . . . . . . . . . . . .    $    7,511
         Work-in-process . . . . . . . . . . . . . . .         8,635
         Finished goods  . . . . . . . . . . . . . . .        12,212
                                                          ----------
           Total . . . . . . . . . . . . . . . . . . .    $   28,358
                                                          ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis includes the results of operations for the three and six months ended March 31, 2000 and 1999 for LLS Corp.



                                                      Three Months Ended              Six Months Ended
                                                           March 31,                       March 31,
                                                  -------------------------       -------------------------
                                                     2000           1999             2000           1999
                                                  ----------     ----------       ----------     ----------
                                                       (In thousands)                  (In thousands)

Net sales ...................................     $   40,559     $   41,061       $   76,512     $   77,919
Cost of sales ...............................         26,352         27,101           51,470         53,054
Selling, general and administrative .........          4,244          3,721            8,303          7,476
Depreciation and amortization ...............          3,556          3,158            6,954          6,113
                                                  ----------     ----------       ----------     ----------

Operating income ............................     $    6,407     $    7,081       $    9,785     $   11,276
                                                  ==========     ==========       ==========     ==========



Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

Net sales for the three months ended March 31, 2000 were $40.6 million, representing a $0.5 million or 1.2% decrease compared to the same period in the prior year. This net decrease was primarily due to weakened demand from international customers partially offset by increased business from existing customers.

Cost of sales decreased $0.7 million or 2.8%, to $26.4 million during the three months ended March 31, 2000 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales decreased to 64.9% for the three months ended March 31, 2000 from 66.0% for the comparable period in the prior year. The decrease in cost of sales as a percentage of net sales during the second quarter of fiscal 2000, was due to improved manufacturing efficiencies, offset by higher labor costs and higher average resin prices compared to the same period in fiscal 1999. Because we pass substantially all resin price fluctuations onto our customers, a higher average resin price leads to a lower gross margin percentage but generally has no impact on gross margin dollars.

Selling, general and administrative expenses increased $.5 million or 14.1% to $4.2 million for the three months ended March 31, 2000 compared to the same period in the prior year. Selling, general and administrative expenses expressed as a percentage of sales increased to 10.5% for the three months ended March 31, 2000 from 9.1% for the comparable period in the prior year. Contributing to these increases were higher fixed general and administrative costs resulting from annual wage increases, the addition of management personnel and incremental costs associated with the addition of two new manufacturing facilities during fiscal 1999. These incremental facility costs primarily represent increased wage and benefit amounts reflecting a higher number of employees during the three months ended March 31, 2000 compared to the same period in the prior year.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 2000.

Net sales for the six months ended March 31, 2000 were $76.5 million, representing a $1.4 million or 1.8% decrease compared to the same period in he prior year. This net decrease was primarily due to delays in a major project and weakened demand from international customers partially offset by increased business from existing customers.

Cost of sales decreased $1.6 million or 3.0%, to $51.5 million during the six months ended March 31, 2000 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales decreased to 67.3% for the six months ended March 31, 2000 from 68.1% for the comparable period in the prior year. The decrease in cost of sales as a percentage of net sales during the first six months of fiscal 2000, was due to improved manufacturing efficiencies, offset by higher labor costs and higher average resin prices compared to the same period in fiscal 1999. Because we pass substantially all resin price fluctuations onto our customers, a higher average resin price leads to a lower gross margin percentage but generally has no impact on gross margin dollars.

Selling, general and administrative expenses increased $0.8 million or 11.1% to $8.3 million for the six months ended March 31, 2000 compared to the same period in the prior year. Selling, general and administrative expenses expressed as a percentage of sales increased to 10.9% for the six months ended March 31, 2000 from 9.6% for the comparable period in the prior year. Contributing to these increases were higher fixed general and administrative costs resulting from annual wage increases, the addition of management personnel and incremental costs associated with the addition of two new manufacturing facilities during fiscal 1999. These incremental facility costs primarily represent increased wage and benefit amounts reflecting a higher number of employees during the six months ended March 31, 2000 compared to the same period in the prior year.

Depreciation and amortization increased $.8 million to $6.9 million for the six months ended March 31, 2000 compared to the same period in the prior year. This increase primarily reflects net increases in depreciable assets from new equipment purchases and mold construction costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $(1.9) million for the six months ended March 31, 2000, compared to $16.7 million for the six months ended March 31, 1999. The fluctuation was primarily due to an increase in interest costs related to the Company's long-term obligations and accounts payable decreases related to the timing of payment transactions.

Net cash from investing activities, representing capital expenditures, was $8.6 million for the six month period ended March 31, 2000, compared to $8.9 million during the comparable period for the prior year.

Net cash flows from financing activities were $6.4 for the six months ended March 31, 2000, compared to $(8.8) million for the same period in the prior year. Cash from financing activities during the six months ended March 31, 2000 represented net borrowings under the Company's long-term obligations. During the same period in 1999, cash from financing activities represented net proceeds of $11.1 million from long-term obligations offset by distributions to stockholders of $19.9 million.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rates and raw material price exposure.

INTEREST RATE RISK

At March 31, 2000, approximately $151.4 million of the Company's long-term obligations, specifically, borrowings outstanding under the Senior Credit Facility, bore interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the six months ended March 31, 2000 would have increased by approximately $1.4 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $.9 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the interest rates projected above.

RAW MATERIAL PRICE RISK

The principal raw material used by the Company is plastic resin, particularly polyethylene and polypropylene. The cost of plastic resin fluctuates based upon supply and demand. These fluctuations can be and have been significant in the past. We cannot guarantee that plastic resin prices will not rise significantly in the future or that the supply will remain stable. In the event of an adverse change in the plastic resin market, we also cannot guarantee that we will be able to pass on increased costs of resin to all of our customers or that we will be able to obtain sufficient quantities of plastic resin for production.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed during the three months ended March 31, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           LLS CORP.

Dated:     May 15, 2000                    By:          /s/  JAMES N. MILLS
                                              -----------------------------
                                           Name:  James N. Mills
                                           Title: Chairman of the Board and
                                                  Chief Executive Officer



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


         27.1                                Financial Data Schedule