Form 10-Q
period 2000-06-30
LLS CORP
filed 2000-08-14
CIK 1095351

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2000
                                 ---------------------------------------------
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


                                                         Outstanding at
           Class                                         July 31, 2000
----------------------------                           -----------------


  Common Stock                                             55,333,333

                                    LLS CORP.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
LLS Corp.
  Condensed Consolidated Balance Sheets as of June 30, 2000 and
       September 30, 1999 ............................................................................ 1
  Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2000 and 1999........................................................... 2
  Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2000 and 1999........................................................... 3
  Notes to Condensed Consolidated Financial Statements................................................ 4
  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 5
  Quantitative and Qualitative Disclosure About Market Risk .......................................... 7

PART II - OTHER INFORMATION........................................................................... 8

SIGNATURES............................................................................................ 9

                                    LLS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                              June 30,       September 30,
                                                                2000              1999
                                                            ------------      ------------
ASSETS                                                      (Unaudited)
Current assets:
  Cash ................................................     $        --       $      4,140
  Accounts receivable, less allowance of $494 .........          22,614             20,424
  Inventories .........................................          26,198             28,705
  Other current assets ................................             734                768
                                                            -----------       ------------
    Total current assets ..............................          49,546             54,037
Property, plant and equipment, net ....................          86,795             86,072
Intangibles and other assets ..........................          25,398             29,091
                                                            -----------       ------------
    Total assets ......................................     $   161,739       $    169,200
                                                            ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ....................................     $    15,342       $     19,712
  Accrued and other liabilities .......................           8,898             15,873
  Accrued interest ....................................           6,698              4,120
                                                            -----------       ------------
    Total current liabilities .........................          30,938             39,705
Long-term obligations .................................         247,800            245,000
Other long-term liabilities ...........................           7,663              8,166
                                                            -----------       ------------
    Total liabilities .................................         286,401            292,871
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par
    value, 100,000,000 shares authorized,
    78,000,000 shares issued and outstanding ..........             780                780
  Common stock, $.01 par value, 500,000,000
    shares authorized, 55,333,333 shares issued
    and outstanding ...................................             553                553
  Warrants for common stock ...........................             900                900
  Additional paid-in capital ..........................          75,167             75,167

  Accumulated deficit .................................        (202,062)          (201,071)
                                                            -----------       ------------
    Total stockholders' equity (deficit) ..............        (124,662)          (123,671)
                                                            -----------       ------------
    Total liabilities and stockholders'
    equity (deficit) ..................................      $  161,739       $    169,200
                                                            ===========       ============


   See accompanying notes to the condensed consolidated financial statements.

                                   LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months                        Nine Months
                                                                    Ended June 30,                     Ended June 30,
                                                            ------------------------------      ------------------------------
                                                                2000              1999             2000              1999
                                                            ------------      ------------      ------------      ------------
Net sales .............................................     $     46,671      $     47,715      $    123,183      $    125,634

Operating expenses:
  Cost of sales .......................................           29,651            27,934            81,121            80,988
  Selling, general and administrative .................            3,395             3,750            11,698            11,226
  Depreciation and amortization .......................            3,491             3,240            10,445             9,353
                                                            ------------      ------------      ------------      ------------

Operating income ......................................           10,134            12,791            19,919            24,067

Other expense:
  Interest expense ....................................            6,467               562            18,855             1,814
  Amortization of deferred financing costs ............              672                --             2,037                --
  Other, net ..........................................              476                --               574                --
                                                            ------------      ------------      ------------      ------------

Income (loss) before income tax provision (benefit) ...            2,519            12,229            (1,547)           22,253
Income tax provision (benefit) ........................              907                --              (556)              180
                                                            ------------      ------------      ------------      ------------

Net income (loss) before minority interest ............            1,612            12,229              (991)           22,073
Minority interest .....................................               --                --                --               171
                                                            ------------      ------------      ------------      ------------

Net income (loss) .....................................     $      1,612      $     12,229      $       (991)     $     21,902
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

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Nine Months
                                                                     Ended June 30,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
Cash flows from operating activities:

  Net income (loss)  ..................................     $       (991)     $     21,902

  Adjustments to reconcile net income (loss) to net cash from operating activities:

    Depreciation and amortization .....................           10,445             9,353
    Amortization of deferred financing costs ..........            2,037                --
    Minority interest .................................               --               171

    Change in assets and liabilities:

      Accounts receivable .............................           (2,190)           (3,624)
      Inventories .....................................            2,507            (2,472)
      Other assets ....................................            1,437               564
      Accounts payable ................................           (4,370)            7,034
      Accrued and other liabilities ...................           (7,478)           (2,344)
      Accrued interest ................................            2,578                50
                                                            ------------      ------------

Net cash from operating activities ....................            3,975            30,634
                                                            ------------      ------------

Cash flows from investing activities:

  Capital expenditures ................................          (10,915)          (17,150)
                                                            ------------      ------------

Net cash from investing activities ....................          (10,915)          (17,150)
                                                            ------------      ------------

Cash flows from financing activities:

   Proceeds from borrowings of long term obligations...           37,800            22,000
   Principal payments of long term obligations.........          (35,000)           (4,066)
   Redemption of minority interest.....................               --            (8,524)
   Distributions to stockholders ......................               --           (23,590)
                                                            ------------      ------------
Net cash from financing activities ....................            2,800           (14,180)
                                                            ------------      ------------

Net change in cash ....................................           (4,140)             (696)

Cash, beginning of period .............................            4,140             1,177
                                                            ------------      ------------

Cash, end of period ...................................     $         --      $        481
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

2.       Basis of Presentation

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-4 previously filed with the Securities and Exchange Commission.

3.       Inventories

         The composition of inventories at June 30, 2000 is as follows:

         Raw materials . . . . . . . . . . . . . . . .    $    7,580
         Work-in-process . . . . . . . . . . . . . . .         8,557
         Finished goods  . . . . . . . . . . . . . . .        10,061
                                                          ----------
           Total . . . . . . . . . . . . . . . . . . .    $   26,198
                                                          ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis includes the results of operations for the three and nine months ended June 30, 2000 and 1999 for LLS Corp.



                                                      Three Months Ended              Nine Months Ended
                                                           June 30,                        June 30,
                                                  -------------------------       -------------------------
                                                     2000           1999             2000           1999
                                                  ----------     ----------       ----------     ----------
                                                       (In thousands)                  (In thousands)

Net sales ...................................     $  46,671      $  47,715        $  123,183     $  125,634
Cost of sales ...............................        29,651         27,934            81,121         80,988
Selling, general and administrative .........         3,395          3,750            11,698         11,226
Depreciation and amortization ...............         3,491          3,240            10,445          9,353
                                                  ---------      ---------        ----------     ----------

Operating income ............................     $  10,134      $  12,791        $   19,919     $   24,067
                                                  =========      =========        ==========     ==========



Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales for the three months ended June 30, 2000 were $46.7 million, representing a $1.0 million or 2.2% decrease compared to the same period in the prior year. This net decrease was primarily due to delays in a major project and weakened demand from international customers partially offset by increased business from existing customers.

     Cost of sales increased $1.7 million or 6.1%, to $29.7 million during the three months ended June 30, 2000 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales increased to 63.5% for the three months ended June 30, 2000 from 58.5% for the comparable period in the prior year. The overall increase in cost of sales and the increase as a percentage of sales was partially due to noncontributing costs incurred in connection with the delay of a major project. These noncontributing costs included the expense of keeping a trained work team in place during the project delay period. In addition, the increase in cost of sales and the increase as a percentage of sales was due to higher average resin prices. Because we pass substantially all resin price fluctuations on to our customers, a higher average resin price leads to a lower gross margin percentage but generally has no significant impact on gross margin dollars. Offsetting these factors were improved manufacturing efficiencies resulting from continuous improvement programs and plant automation projects.

Selling, general and administrative expenses decreased $0.4 million or 9.5% to $3.4 million for the three months ended June 30, 2000 compared to the same period in the prior year. Selling, general and administrative expenses expressed as a percentage of sales decreased to 7.3% for the three months ended June 30, 2000 from 7.9% for the comparable period in the prior year. This decrease versus the same period in the prior year is due to the consolidation and centralization of certain administrative functions and decreased spending levels.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 2000.

Net sales for the nine months ended June 30, 2000 were $123.2 million representing a $2.5 million or 2.0% decrease compared to the same period in the prior year. This net decrease was primarily due to delays in a major project and weakened demand from international customers partially offset by increased business from existing customers.

Cost of sales increased $.1 million or .2%, to $81.2 million during the nine months ended June 30, 2000 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales increased to 65.9% for the nine months ended June 30, 2000 from 64.5% for the comparable period in the prior year. The overall increase in cost of sales for the nine months ended June 30, 2000 was partially due to noncontributing costs incurred in connection with the delay of a major project. These noncontributing costs included the expense of keeping a trained work team in place during the project delay period. In addition, the increase in cost of sales and the increase as a percentage of sales was due to higher average resin prices. Because we pass substantially all resin price fluctuations on to our customers, a higher average resin price leads to a lower gross margin percentage but generally has no significant impact on gross margin dollars. Offsetting these factors were improved manufacturing efficiencies resulting from continuous improvement programs and plant automation projects.

Selling, general and administrative expenses increased $0.5 million or 4.2% to $11.7 million for the nine months ended June 30, 2000 compared to the same period in the prior year. Selling, general and administrative expenses expressed as a percentage of sales increased to 9.5% for the nine months ended June 30, 2000 from 8.9% for the comparable period in the prior year. Contributing to this increase were higher fixed general and administrative costs resulting from annual wage increases, the addition of management personnel, and incremental costs associated with the addition of two new manufacturing facilities, which occurred during the second half of fiscal 1999. These factors were offset by the consolidation and centralization of certain administrative functions.

Depreciation and amortization increased $1.1 million to $10.4 million for the nine months ended June 30, 2000 compared to the same period in the prior year. This increase primarily reflects net increases in depreciable assets from new equipment purchases and mold construction costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $4.0 million for the nine months ended June 30, 2000, compared to $30.6 million for the nine months ended June 30, 1999. The fluctuation was primarily due to an increase in interest costs related to the Company's long-term obligations and accounts payable decreases related to the timing of payment transactions.

Net cash from investing activities, representing capital expenditures, was $10.9 million for the nine month period ended June 30, 2000, compared to $17.2 million during the comparable period for the prior year.

Net cash flows from financing activities were $2.8 million for the nine months ended June 30, 2000, compared to $(14.2) million for the same period in the prior year. Cash from financing activities during the nine months ended June 30, 2000 represented net borrowings under the Company's long-term obligations. During the same period in 1999, cash from financing activities represented net proceeds of $17.9 million from long-term obligations offset by distributions to stockholders of $32.1 million.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rates and raw material price exposure.

INTEREST RATE RISK

At June 30, 2000, approximately $147.8 million of the Company's long-term obligations, specifically, borrowings outstanding under the Senior Credit Facility, bore interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the nine months ended June 30, 2000 would have increased by approximately $2.2 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $1.4 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the interest rates projected above.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed during the three months ended June 30, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           LLS CORP.

Dated:     August 14, 2000                 By:   /s/ DAVID M. SINDELAR
                                              -----------------------------
                                           Name:  David M. Sindelar
                                           Title: Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



                                           By:    /s/ WESLEY D. DEHAVEN
                                              --------------------------------
                                           Name:  Wesley D. DeHaven
                                           Title: Vice President - Finance
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                              DESCRIPTION
         -------                             -----------


         27.1                                Financial Data Schedule