Form 10-K405
period 2000-09-30
LLS CORP
filed 2000-12-08
CIK 1095351

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the fiscal year ended September 30, 2000
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                       Commission File Number 33-88007

                                   LLS CORP.
                                   ---------
            (Exact name of registrant as specified in its character)


                           ILLINOIS                                                     36-2741439
--------------------------------------------------------------             -----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)

       101 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI                                        63105
--------------------------------------------------------------             -----------------------------------
         (Address of Principal Executive Offices)                                       (Zip Code)


Registrant's telephone number, including area code: (314) 727-1701
                                                    --------------

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the last 90 days.

                        X     YES                           NO
                   -----------                   -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

The Common Stock of the registrant is not publicly traded or registered and, therefore, no market value, whether held by affiliates or non-affiliates, can be readily ascertained.

Indicate the number of shares outstanding of each of the registrants's classes of common stock, as of the latest practicable date.

                                             OUTSTANDING AT
                   CLASS                    NOVEMBER 30, 2000
                   -----                    ----------------

               COMMON STOCK                    55,333,333

                   DOCUMENTS INCORPORATED BY REFERENCE:   NONE

                                     PART I

ITEM 1.  BUSINESS

THE RECAPITALIZATION

     On July 30, 1999, Hicks, Muse, Tate & Furst, Incorporated, a leading private investment firm ("Hicks Muse"), and Mills & Partners, Inc., a St. Louis-based investment and management services firm, together with our then-existing shareholders, completed a recapitalization of the Company (the "Recapitalization") pursuant to which Hicks Muse and its affiliates purchased approximately 68.5% of the outstanding capital stock (see note 1 to the Company's Consolidated Financial Statements).

GENERAL

     We are a leading, fully-integrated custom designer, manufacturer and marketer of precision injection molds and molded plastic components, closures and dispensing systems used in (1) medical devices and pharmaceutical products,
(2) consumer products and (3) food and beverage products.

PRODUCTS AND SERVICES

     Our offering of products and services includes the following:

     Mold Design and Development. We design and manufacture custom-made molds for our customers and for our own proprietary use. The molds we develop for our customers are used in all of the markets we serve, and the molds we develop for our own proprietary use are used primarily to produce plastic closures for applications in bottled beverage products, food products and personal care products. The typical production cycle of a custom-made mold includes product concept development, design and precision mold tool construction.

     Injection Molded Products. We manufacture precision injection molded plastic components, closures and dispensing systems used in all of the markets we serve. Our injection molded components are used in a variety of medical devices which include insulin pens, inhalers, diagnostic test kits and vials. Our closure and dispensing systems are used to cap or dispense products which include (1) pull/push and twist top closures used to cap plastic bottles,
(2) hinged and twist top closures for food products and (3) tilt top closures for food and personal care products.

     Value-Added Assembly Services. Our assembly activities consist of continuous motion, multi-component, pick-and-place assembly of plastic components. We work closely with our customers to develop equipment, process controls and assembly techniques to facilitate the delivery of high quality, fully assembled products.

     Supplier-Managed Inventory Programs. As an additional value-added service, we offer supplier-managed inventory programs to some of our largest customers. In such programs, we manufacture and ship consignment inventory on an as-needed basis to customer-owned warehouses. Participating customers manage their inventory positions through the use of electronic data interface systems shared with us.

RAW MATERIALS AND PRODUCTION

     The principal raw materials for our plastic products are polypropylene and polyethylene resins. While prices for resins can fluctuate over relatively short periods of time, historically, we have been able to pass a significant portion of resin price increases on to our customers on a timely basis. In order to produce our products, the resin, which is delivered as small pebble-size pellets to large storage silos, is conveyed through a pipeline system to an injection molding machine, where it is melted into a thick liquid state. Coloring agents are added as appropriate and the mixture is injected at high pressure into a specially designed, multi-cavity mold. The principal equipment in our plants includes injection molding machines (we operate approximately 180 molding machines ranging in size from 55 to 715 tons clamping pressure), finishing lines, high speed, multi-component, pick and place assembly machines, and automated systems for handling and processing raw materials and finished goods.

     We design and manufacture substantially all of our own molds. We believe our mold expertise has led to reduced costs due to shorter molding cycle times and enhanced reliability and longevity of our tooling.

SALES, MARKETING AND CUSTOMER SERVICE

     We market our products primarily through our internal sales department. We also utilize independent sales representatives to market our products. Calls on customers by these salespersons and representatives, along with participation at trade shows, are the primary means of customer contact. A number of our customers are large corporate clients with numerous production facilities, many of which may make their own separate purchase decisions. Our two largest customers, Colgate-Palmolive and Abbott Laboratories, accounted for approximately 27% and 14% and 22% and 12% of our sales, respectively, during 2000 and 1999. No other customers accounted for more than 10% of our sales during 2000 and 1999. Many of our customers have been doing business with us for more than ten years.

     Attention to customer service is a critical component of our marketing effort. Our customers operate high-speed, high-volume production lines. Customers rely on our ability to provide reliable, on-time delivery of our products and to maintain the uniform quality of those products.

COMPETITION

     We believe that the most important factors in marketing our products are price, product design, product quality, reliability and customer service.
Among the attributes that distinguish us from other sellers of such products and provide a competitive advantage include our:

     - ability to provide our customers with innovative, low-cost products;

     - reputation for quality, reliability and service; and

     - highly automated production facilities and in-house tool manufacturing capability.

     We face direct competition in each of our product lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. As we broaden our product offerings, we expect to meet increased competition from additional competitors with entrenched positions in those product lines. We also face competition from medical and pharmaceutical companies and other consumer and food and beverage providers that elect to produce their own devices, closures and dispensing systems rather than purchase them from outside sources. In addition, the packaging industry has numerous well-capitalized competitors, and there is a risk that these companies will expand their product offerings, either through internal product development or acquisitions of any of our direct competitors, to compete in the niche markets that we currently serve.

INTELLECTUAL PROPERTY

     We hold more than 40 patents covering various aspects of the design and construction of our food and beverage products. None of our patents cover design aspects of our medical devices, pharmaceutical products or consumer products. Our patents were granted between 1985 and 2000 and the earliest expiration date will be in 2002. We consider the patents valuable to our food and beverage products as they illustrate our innovative design ability and product development capabilities. However, we do not believe that the loss or expiration of any particular patent would have a material impact on our revenues.

ENVIRONMENTAL

     Certain of our operations are subject to federal, state and local environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. We believe that we are in material compliance with applicable environmental laws and that the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. Further, we are not a party to any claim or proceeding and are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on our financial condition or results of operations.

EMPLOYEES

     As of September 30, 2000, we had approximately 1,300 employees, none of which are party to any collective bargaining agreements. We have not experienced any labor problems resulting in a work stoppage, and believe we have good relations with our employees.

ITEM 2.  PROPERTIES

     We own or lease six modern production facilities, which operate five to seven days a week, 24 hours a day, and one warehouse facility. The production facilities are efficient due to automation and scheduled maintenance in the plants. We believe that these facilities are well-maintained and in good operating condition and anticipate that the facilities themselves will be sufficient to meet our needs for the next several years. We cannot guarantee, however, that unanticipated developments will not occur that would require us to add production facilities sooner than expected. The following table indicates the locations, square footage, nature of ownership and principal use of our facilities:

                              APPROXIMATE
         FACILITY            SQUARE FOOTAGE       OWNED/LEASED                PRINCIPAL USE
         --------            --------------       ------------                -------------
800 Corporate Grove Dr.         265,000       Land & building owned   Headquarters and manufacturing
Buffalo Grove, Illinois
700 Corporate Grove Dr.         342,000       Land & building owned   Headquarters and manufacturing
Buffalo Grove, Illinois
600 Deerfield Parkway           311,000       Land leased/building    Manufacturing
Buffalo Grove, Illinois                       owned
1019-1021 Noel Avenue            66,000       Leased                  Manufacturing
Wheeling, Illinois
200 Masters Boulevard           169,000       Land & building         Manufacturing
Anderson, South Carolina                      leased
2491 Vista Drive                 11,000       Owned                   Manufacturing
Lake Geneva, Wisconsin
913 Commerce                     98,000       Leased                  Warehouse
Buffalo Grove, Illinois

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     All of the Company's outstanding common stock is privately held and there is no established public trading market for such common stock. The Company has paid no dividends to common stockholders since the Recapitalization and its ability to pay such dividends is limited by the terms of its Amended Credit Agreement and the Indenture pursuant to which it issued its Notes (see note 6 to the Company's Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

     The historical financial data for the fiscal years ended September 30, 1998, 1999 and 2000 have been derived from, and should be read in conjunction with, the audited combined financial statements of Courtesy Corporation and its affiliates and the audited consolidated financial statements of LLS Corp. (the "Company") included elsewhere in this Form 10-K. The historical financial data for the fiscal years ended September 30, 1996 and 1997 has been derived from the audited combined financial statements of Courtesy Corporation and its affiliates not included in this Form 10-K. The following information should be read in conjunction with the audited combined financial statements of Courtesy Corporation and its affiliates and the audited consolidated financial statements of LLS Corp. and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                  FISCAL YEARS ENDED SEPTEMBER 30,
                                          ------------------------------------------------
                                          COURTESY CORPORATION AND AFFILIATES          LLS CORP.
                                          ------------------------------------   ---------------------
                                             1996         1997         1998        1999        2000
                                          ----------   ----------   ----------   ---------   ---------
                                                      (IN THOUSANDS, EXCEPT RATIO AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales..............................    $101,366     $129,485     $172,608    $171,703    $162,050
Cost of sales..........................      67,248       88,153      120,986     121,101     119,515
                                           --------     --------     --------    --------    --------
Gross profit...........................      34,118       41,332       51,622      50,602      42,535
Operating expenses.....................       9,507       11,974       15,064      17,363      18,042
Other(1)...............................          --           --           --       1,220       4,315
                                           --------     --------     --------    --------    --------
Operating income.......................      24,611       29,358       36,558      32,019      20,178
Interest expense, net..................       1,389        1,535        1,315       6,835      25,533
Amortization of deferred financing
  costs................................          --           --           --         428       2,719
                                           --------     --------     --------    --------    --------
Income (loss) before income taxes......      23,222       27,823       35,243      24,756      (8,074)
Income tax provision (benefit).........          84          277          188       3,260      (2,892)
                                           --------     --------     --------    --------    --------
Income (loss) before minority
  interest.............................      23,138       27,546       35,055      21,496      (5,182)
Minority interest......................         718        1,060        1,225         171          --
                                           --------     --------     --------    --------    --------
Net income (loss)......................    $ 22,420     $ 26,486     $ 33,830    $ 21,325    $ (5,182)
                                           ========     ========     ========    ========    ========
OTHER FINANCIAL DATA:
Depreciation and amortization..........    $  5,795     $  8,224     $  9,896    $ 13,517    $ 14,684
Operating cash flows...................      29,839       29,670       37,206      49,414       4,186
Investing cash flows...................     (21,071)     (13,937)     (31,303)    (20,800)    (13,076)
Financing cash flows...................      (9,444)     (15,900)      (5,106)    (25,651)      4,750
EBITDA(2)..............................      30,406       37,582       46,454      46,756      39,177
Capital expenditures...................      21,107       13,937       31,330      20,800      13,076
Total assets...........................      87,866      105,343      129,826     169,200     156,871
Long-term obligations (including
  current portion).....................      20,452       19,188       29,925     245,000     250,300

---------------

(1) Represents non-recurring Recapitalization related expenses which includes among other things, legal fees, bonuses and severance related payments.

(2) Earnings before interest, taxes, depreciation, amortization, other and minority interest ("EBITDA") is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA is generally considered to provide information regarding a company's ability to service indebtedness and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service requirements. EBITDA is also one of the financial measures by which our covenants are calculated under our debt instruments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has made forward-looking statements in this Form 10-K, including this section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, benefits resulting from the transactions completed and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or other similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be put on any forward-looking statements.

     The Company does not have any intention or obligation to update forward-looking statements after distribution of this Form 10-K. Many important factors could cause the Company's results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in operating results and customer orders, competitive environment, reliance on our largest customers, our ability to obtain raw materials, our ability to protect our patents and trade secrets, environmental laws and regulations, risk associated with our acquisition strategy, our substantial indebtedness and control by our largest stockholders.

THE RECAPITALIZATION

     On July 30, 1999, Hicks, Muse and Mills & Partners together with our then-existing shareholders, completed a Recapitalization of the Company pursuant to which Hicks Muse and its affiliates purchased approximately 68.5% of the outstanding capital stock (see note 1 to the Company's Consolidated Financial Statements).

RESULTS OF OPERATIONS

     The following table is derived from the audited combined financial statements of Courtesy Corporation and its affiliates and the audited consolidated financial statements of the Company included elsewhere in this Form 10-K and sets forth certain items for the periods indicated.

                                               FISCAL YEARS ENDED SEPTEMBER 30,
                                  -----------------------------------------------------------
                                      COURTESY
                                     CORPORATION
                                        AND
                                     AFFILIATES                     LLS CORP.
                                  -----------------   ----------------------------------------
                                        1998                1999                   2000
                                  -----------------   -----------------    -------------------
                                                (IN THOUSANDS EXCEPT PERCENTAGES)
Net sales.......................  $172,608   100.0%   $171,703   100.0%    $162,050     100.0%
Cost of sales...................   112,608    65.2%    110,546    64.4%     108,420      66.9%
Operating expenses..............    13,546     7.9%     14,401     8.4%      14,453       8.9%
Other...........................        --      --       1,220     0.7%       4,315       2.7%
Depreciation and
  amortization(1)...............     9,896     5.7%     13,517     7.9%      14,684       9.1%
                                  --------            --------             --------
Operating income................    36,558    21.2%     32,019    18.6%      20,178      12.5%
                                  ========            ========             ========

----------

(1) Depreciation and amortization has been excluded from cost of sales and operating expenses, and reflected as a separate component of operating income for all of the periods presented. Had depreciation and amortization been classified as a component of cost of sales and operating expenses, the cost of sales, and cost of sales as a percentage of net sales, would be $120,986, or 70.1%, $121,101, or 70.5%, and $119,515 or 73.8% for the
     fiscal years ended September 30, 1998, 1999 and 2000, respectively, with no effect on the operating income presented.

  Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Net sales -- Net sales of $162.1 million during the year ended September 30, 2000 decreased $9.7 million or 5.6%, compared to the same period in 1999. This net decrease was due primarily to delays in a major project and weakened demand from certain international customers partially offset by increased business from existing customers.

     Cost of sales -- Cost of sales decreased $2.1 million or $1.9% to $108.4 million during the year ended September 30, 2000 compared to cost of sales for the same period in 1999. Cost of sales expressed as a percentage of net sales increased to 66.9% for the year ended September 30, 2000 from 64.4% for the year ended September 30, 1999. The overall increase in cost of sales and the increase as a percentage of sales was partially due to noncontributing costs incurred in connection with the delay of a major project. These noncontributing costs included the expense of keeping a trained work team in place during the project delay period. In addition, the increase in cost of sales and the increase as a percentage of sales was due to higher average resin prices. Because the Company passes a significant portion of resin price fluctuations on to our customers, a higher average resin price leads to a lower gross margin percentage that generally has no significant impact on gross margin dollars. Offsetting these factors were improved manufacturing efficiencies resulting from continuous improvement programs and plant automation projects.

     Operating expenses -- Operating expenses increased $0.1 million or less than 1% to $14.5 million during the year ended September 30, 2000 compared to the same period during 1999. Operating expenses expressed as a percentage of sales increased to 8.9% for the year ended September 30, 2000 from 8.4% during the prior year. Contributing to this increase were higher fixed general and administrative costs resulting from annual wage increases, the addition of management personnel and incremental costs associated with the addition of two new manufacturing facilities, which occurred during the second half of fiscal 1999. These factors were offset by the consolidation and centralization of certain administrative functions.

     Other -- Other increased $3.1 million to $4.3 million during the year ended September 30, 2000. Other expressed as a percentage of sales increased to 2.7% for the year ended September 30, 2000 from 0.7% during the prior year. This increase was due to non-recurring Recapitalization related expenses which primarily reflected severance related costs.

     Depreciation and amortization -- Depreciation and amortization increased $1.2 million or 8.6% to $14.7 million for the year ended September 30, 2000. This increase primarily reflects net increases in depreciable assets from new equipment purchases and mold construction costs.

  Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

     Net sales -- Net sales of $171.7 million in 1999, represented a slight decrease of $0.9 million, compared to net sales of $172.6 million in 1998.

     Cost of sales -- Cost of sales decreased $2.1 million or 1.8% during the year ended September 30, 1999 compared to cost of sales for the same period during 1998. Cost of sales expressed as a percentage of net sales decreased to 64.4% for the year ended September 30, 1999 from 65.2% for the comparable period in 1998. These decreases were primarily due to lower average resin prices and to improvements in manufacturing efficiencies offset by higher labor and facility costs incurred during the year. Because the Company passes a significant portion of resin price fluctuations on to our customers, a lower average resin price leads to a higher gross margin percentage but generally has no significant impact on gross margin dollars.

     Operating expenses -- Operating expenses increased $0.9 million or 6.3%, to $14.4 million for the year ended September 30, 1999 compared to the same period during 1998. Operating expenses expressed as a percentage of sales increased to 8.4% for the year ended September 30, 1999 from 7.9% for the comparable period in 1998. These increases were primarily attributable to higher fixed general and administrative costs resulting from the addition of two manufacturing facilities.

     Other -- Other increased $1.2 million during the year ended September 30, 1999. This increase was due to non-recurring Recapitalization related expenses which primarily reflected legal fees and bonus costs.

     Depreciation and amortization -- Depreciation and amortization increased $3.6 million to $13.5 million for the year ended September 30, 1999. This increase primarily reflected net increases in depreciable assets from new equipment purchases and the addition of two manufacturing facilities.

SEASONALITY

     Historically, a slightly higher portion of our sales and net income has been realized during the third and fourth fiscal quarters. In addition to our peak season fluctuations, quarterly results of operations may fluctuate depending on the timing and amount of sales from the introduction of new products.

LIQUIDITY AND CAPITAL RESOURCES

  Working Capital and Cash Flows

     For the year ended September 30, 2000, the Company generated $4.2 million in cash from operations. During fiscal 2000, the Company received net proceeds of $5.3 million from debt obligations, spent $13.1 million on capital projects and used $0.6 million to pay financing fees.

     For the year ended September 30, 1999, the Company generated $49.4 million in cash from operations. During fiscal 1999, the Company received $245.0 million from the issuance of debt securities and from long term obligations and $78.1 million from the issuance of equity securities related to the Recapitalization. The Company made net repayments of $29.9 million on debt obligations, spent $20.8 million on capital projects, used $17.3 million to pay financing fees and made distributions to its pre-Recapitalization shareholders of $27.5 million. In connection with the Recapitalization, the Company redeemed common stock in the amount of $274.0 million to its pre-Recapitalization shareholders.

     For the year ended September 30, 1998, the Company generated $37.2 million in cash from operations. During fiscal 1998, the Company received net proceeds of $10.7 million from debt obligations, spent $31.3 million on capital projects and made distributions to shareholders of $15.8 million.

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rates and raw material price exposure.

INTEREST RATE RISK

     At September 30, 2000, approximately $150.3 million of the Company's long-term obligations, specifically, borrowings outstanding under the Amended Credit Agreement, bore interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the year ended September 30, 2000 would have increased by approximately $3.0 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $1.9 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the interest rates discussed above.

RAW MATERIAL PRICE RISK

     The principal raw material used by the Company is plastic resin, particularly polypropylene and polyethylene. The cost of plastic resin fluctuates based upon supply and demand. These fluctuations can be and have been significant in the past. The Company cannot guarantee that plastic resin prices will not rise significantly in the future or that the supply will remain stable. In the event of an adverse change in the plastic resin market, the Company also cannot guarantee that we will be able to pass on increased costs of resin to our customers or that we will be able to obtain sufficient quantities of plastic resin for production.

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
LLS Corp.
  Report of Independent Public Accountants..................   12
  Consolidated Balance Sheets as of September 30, 2000 and
     1999...................................................   13
  Consolidated Statements of Operations for the year ended
     September 30, 2000 and 1999............................   14
  Consolidated Statements of Stockholders' Equity for the
     year ended September 30, 2000 and 1999.................   15
  Consolidated Statements of Cash Flows for the year ended
     September 30, 2000 and 1999............................   16
  Notes to Consolidated Financial Statements................   17
  Consolidated Financial Statement Schedule for the years
     ended September 30, 2000 and 1999: Schedule II -
     Valuation and Qualifying Accounts......................   24
Courtesy Corporation and Affiliates
  Independent Auditors' Report..............................   25
  Combined Statement of Income, Fiscal Year Ended September
     30, 1998...............................................   26
  Combined Statement of Changes in Stockholders' Equity,
     Fiscal Year Ended September 30, 1998...................   27
  Combined Statement of Cash Flows, Fiscal Year Ended
     September 30, 1998.....................................   28
  Notes to the Combined Financial Statements................   29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of LLS Corp.:

     We have audited the accompanying consolidated balance sheets of LLS Corp. and subsidiaries (an Illinois corporation) as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LLS Corp. and subsidiaries as of September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri
November 1, 2000

                                   LLS CORP.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                          ASSETS

Current assets:
  Cash......................................................    $      --       $   4,140
  Accounts receivable (less allowance of $530 and $494).....       20,912          20,424
  Inventories...............................................       24,837          28,705
  Prepaid expenses and other................................        1,107             768
                                                                ---------       ---------
          Total current assets..............................       46,856          54,037
Property, plant and equipment, net..........................       84,800          86,072
Intangible assets, net......................................        6,201           6,537
Deferred financing costs, net...............................       18,550          20,719
Other assets................................................          464           1,835
                                                                ---------       ---------
          Total assets......................................    $ 156,871       $ 169,200
                                                                =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations...............    $   3,200       $      --
  Accounts payable..........................................       13,949          19,712
  Customers' deposits.......................................        3,177           7,645
  Accrued and other liabilities.............................        4,970           8,228
  Accrued interest..........................................        4,945           4,120
                                                                ---------       ---------
          Total current liabilities.........................       30,241          39,705
Long-term obligations.......................................      247,100         245,000
Other long-term liabilities.................................        8,383           8,166
                                                                ---------       ---------
          Total liabilities.................................      285,724         292,871
                                                                ---------       ---------
Stockholders' equity:
  Series A convertible preferred stock, $.01 par value,
     100,000,000 shares authorized, 78,000,000 shares issued
     and outstanding........................................          780             780
  Common stock, $.01 par value, 500,000,000 shares
     authorized, 55,333,333 shares issued and outstanding...          553             553
  Warrants for common stock.................................          900             900
  Additional paid-in capital................................       75,167          75,167
  Accumulated deficit.......................................     (206,253)       (201,071)
                                                                ---------       ---------
          Total stockholders' equity........................     (128,853)       (123,671)
                                                                ---------       ---------
          Total liabilities and stockholders' equity........    $ 156,871       $ 169,200
                                                                =========       =========

        See accompanying notes to the consolidated financial statements.

                                   LLS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                       FISCAL YEARS
                                                                          ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
Net sales...................................................    $162,050        $171,703
Operating expenses:
  Cost of sales.............................................     108,420         110,546
  Selling, general and administrative.......................      14,453          14,401
  Other.....................................................       4,315           1,220
  Depreciation and amortization.............................      14,684          13,517
                                                                --------        --------
Operating income............................................      20,178          32,019
Other expense:
  Interest expense, net.....................................      25,533           6,835
  Amortization of deferred financing costs..................       2,719             428
                                                                --------        --------
Income (loss) before income tax provision (benefit) and
  minority interest.........................................      (8,074)         24,756
Income tax provision (benefit)..............................      (2,892)          3,260
                                                                --------        --------
Income (loss) before minority interest......................      (5,182)         21,496
Minority interest...........................................          --             171
                                                                --------        --------
Net income (loss)...........................................    $ (5,182)       $ 21,325
                                                                ========        ========

        See accompanying notes to the consolidated financial statements.

                                   LLS CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                      RETAINED         TOTAL
                                    SERIES A                           ADDITIONAL    EARNINGS/     STOCKHOLDERS'
                                   CONVERTIBLE    COMMON                PAID-IN     (ACCUMULATED      EQUITY
                                 PREFERRED STOCK  STOCK     WARRANTS    CAPITAL       DEFICIT)       (DEFICIT)
                                 --------------- -------    --------   ----------   ------------   -------------
Balance, September 30, 1998...        $ --       $    20      $ --      $   324      $  70,382       $  70,726
Reorganization adjustments
  (see note 1):
  Conversion redemption of
     common stock.............          --           (20)       --         (324)           344              --
  Conversion reissuance of
     common stock.............          --         3,088        --           --         (3,088)             --
Recapitalization adjustments
  (see note 1):
  Issuance of common stock....          --           133        --           --             --             133
  Issuance of series A
     convertible preferred
     stock....................         780            --        --       77,220             --          78,000
  Redemption of common stock..          --        (2,668)       --           --       (262,836)       (265,504)
  Issuance of warrants........          --            --       900           --             --             900
  Transaction fees and
     expenses.................          --            --        --       (2,053)            --          (2,053)
Distributions to
  stockholders................          --            --        --           --        (27,198)        (27,198)
Net income....................          --            --        --           --         21,325          21,325
                                      ----       -------      ----      -------      ---------       ---------
Balance, September 30, 1999...         780           553       900       75,167       (201,071)       (123,671)
Net loss......................          --            --        --           --         (5,182)         (5,182)
                                      ----       -------      ----      -------      ---------       ---------
Balance, September 30, 2000...        $780       $   553      $900      $75,167      $(206,253)      $(128,853)
                                      ====       =======      ====      =======      =========       =========

        See accompanying notes to the consolidated financial statements.

                                   LLS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
Cash flows from operating activities:
  Net income (loss).........................................    $  (5,182)     $  21,325
  Adjustment to reconcile net income to net cash from
    operating activities:
    Depreciation and amortization...........................       14,684         13,517
    Amortization of deferred financing costs................        2,719            428
    Deferred income taxes...................................       (2,100)         2,149
    Minority interest.......................................           --            171
    Change in assets and liabilities:
      Accounts receivable...................................         (488)          (740)
      Inventories...........................................        3,868         (3,773)
      Prepaid expenses and other............................        1,032          2,865
      Accounts payable......................................       (5,763)         6,551
      Customers' deposits...................................       (4,468)         1,253
      Accrued and other liabilities.........................         (941)         1,733
      Accrued interest......................................          825          3,935
                                                                ---------      ---------
         Net cash from operating activities.................        4,186         49,414
                                                                ---------      ---------
Cash flows from investing activities:
  Capital expenditures, net.................................      (13,076)       (20,800)
                                                                ---------      ---------
         Net cash from investing activities.................      (13,076)       (20,800)
                                                                ---------      ---------
Cash flows from financing activities:
  Proceeds from senior credit facility term loans...........           --        145,000
  Proceeds from issuance of notes...........................           --        100,000
  Repayments of long-term debt obligations..................           --        (28,925)
  Proceeds from revolving credit borrowings.................       63,400             --
  Repayments of revolving credit borrowings.................      (58,100)        (1,000)
  Proceeds from issuance of common stock....................           --            133
  Proceeds from issuance of series A convertible preferred
    stock...................................................           --         78,000
  Redemption of common stock................................           --       (265,504)
  Financing costs...........................................         (550)       (17,300)
  Redemption of minority interest...........................           --         (8,524)
  Distributions to stockholders.............................           --        (27,531)
                                                                ---------      ---------
         Net cash from financing activities.................        4,750        (25,651)
                                                                ---------      ---------
Net change in cash..........................................       (4,140)         2,963
Cash, beginning of period...................................        4,140          1,177
                                                                ---------      ---------
Cash, end of period.........................................    $      --      $   4,140
                                                                =========      =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest..............................................    $  24,708       $  2,900
                                                                =========       ========
      Income taxes..........................................    $   1,122       $    244
                                                                =========       ========
Non-cash transaction:
  Issuance of warrants for common stock.....................    $      --       $    900
                                                                =========       ========

        See accompanying notes to the consolidated financial statements.

                                   LLS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

   LLS Corp., an Illinois corporation ("LLS" or the "Company"), formerly Courtesy Corporation ("Courtesy"), is a leading, fully-integrated custom designer, manufacturer and marketer of precision injection molds and molded plastic components, closures and dispensing systems used in (1) medical devices and pharmaceutical products, (2) consumer products and (3) food and beverage products. The Company operates in one reportable segment, serving customers located primarily in the United States.

   On July 30, 1999, the Company completed a recapitalization (the "Recapitalization") through the following simultaneous transactions: (i) LLS received $78,133 in exchange for the issuance of 78,000,000 shares of its series A convertible preferred stock at $1.00 per share and 13,333,333 shares of class A common stock at $0.01 per share, (ii) LLS raised $150,300 from a senior credit facility (the "Senior Credit Facility") and $100,000 from the issuance of senior subordinated notes payable (the "Notes") and (iii) the proceeds from the issuance of equity, the issuance of the Notes and borrowings under the Senior Credit Facility were used to repay existing indebtedness and accrued interest for $45,496, redeem approximately 67.0% of the outstanding capital stock at $1.00 per share from Walter J. Kreiseder, Gerald J. Sommers and certain family trusts controlled by them for $265,504, and pay fees and expenses of $17,300. The Company also incurred a non-cash transaction fee of $900 in connection with the issuance of warrants to purchase 1,800,000 shares of its common stock for $0.50 per share. The warrants are exercisable on the first anniversary of the date of the Recapitalization and expire on the tenth anniversary thereof. In addition, approximately $133 was retained for operating purposes.

   Prior to the Recapitalization, Courtesy completed a reorganization which included Creative Packaging Corporation ("Creative") and Courtesy Sales Corporation ("CSC") -- affiliated by reason of common ownership -- being reorganized as wholly-owned subsidiaries. This reorganization included the following: (i) the shareholders of CSC exchanged their common stock for common stock in Courtesy making CSC a wholly-owned subsidiary of Courtesy,
   (ii) the shareholders of Creative exchanged their common stock for common stock in Courtesy making Creative a wholly-owned subsidiary of Courtesy,
   (iii) Courtesy amended its articles of incorporation to, among other things, recapitalize its outstanding capital stock and change its name to LLS Corp. and (iv) LLS organized a new wholly-owned subsidiary and contributed all of its assets and liabilities to this new subsidiary. This reorganization was accounted for as a reorganization of entities under common control.

2. SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation -- The consolidated financial statements include the accounts of LLS and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

   Revenue Recognition -- Sales of all the Company's products are recognized upon shipment or upon passage of title to the customer. Sales for services are recognized upon completion.

   Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Inventories -- Inventories are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

   Property, Plant and Equipment -- Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated useful lives

                                   LLS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   utilized in calculating depreciation are as follows: buildings and improvements -- 15 to 39 years; machinery and equipment -- 5 to 7 years; and molds and tools -- 5 years.

   Intangible Assets -- On January 31, 1999, the minority interest was redeemed for $8,524. The Company recorded approximately $6,763 of goodwill in connection with the transaction. The goodwill is being amortized on a straight-line basis over an estimated useful life of twenty years.

   Deferred Financing Costs -- Deferred financing costs, consisting of fees and other expenses associated with debt financings are amortized over the term of the related debt using the effective interest method.

   Impairment of Long-lived Assets -- In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

   Fair Value of Financial Instruments -- The Company's financial instruments consisting primarily of cash, trade receivables and trade payables are carried at fair value or amounts that approximate fair value. The Company has estimated the fair value of the Notes using current market data. At September 30, 2000, the estimated fair value of the Notes was $93,000.

   Significant Customers -- Sales to two significant customers during fiscal year 2000 and 1999 approximated 27% and 14% and 22% and 12% of net sales, respectively. No other single customer accounted for more than 10% of net sales.

   Recent Accounting Pronouncements --

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt the accounting provisions of SAB 101 in the first quarter of the Company's 2001 fiscal year. Management believes that the implementation of SAB 101 will not have a significant effect on the Company's financial condition or results of operations.

3. INVENTORIES

   The composition of inventories is as follows:

                                                                  SEPTEMBER 30,
                                                               ------------------
                                                                 2000       1999
                                                               -------    -------
Raw materials...............................................   $ 7,654    $ 8,138
Work-in-process.............................................     7,928      9,990
Finished goods..............................................     9,255     10,577
                                                               -------    -------
                                                               $24,837    $28,705
                                                               =======    =======

                                   LLS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. PROPERTY, PLANT AND EQUIPMENT

   The composition of property, plant and equipment is as follows:

                                                                    SEPTEMBER 30,
                                                               ---------------------
                                                                 2000         1999
                                                               --------     --------
Land........................................................   $  4,263     $  4,263
Buildings and improvements..................................     45,963       45,443
Machinery and equipment.....................................     85,123       78,600
Molds and tools.............................................     16,149       10,394
Construction in progress....................................      2,502        2,698
                                                               --------     --------
                                                                154,000      141,398
Less accumulated depreciation and amortization..............    (69,200)     (55,326)
                                                               --------     --------
                                                               $ 84,800     $ 86,072
                                                               ========     ========

5. FINANCING COSTS AND RELATED PARTY TRANSACTIONS

   In connection with the Recapitalization, the Company incurred aggregate fees and costs of $18,200. Costs of $16,147 related to the Senior Credit Facility and the Notes and costs of $550 related to the Amended Credit Agreement (see note 6) are included in deferred financing costs and are being amortized over the terms of the related borrowings, using the effective interest method. Costs of $2,053 related to the issuance of the Company's series A convertible preferred stock and class A common stock have been deducted from the proceeds to reduce the carrying value of the stock.

   In connection with the Recapitalization and obtaining the related financing, the Company entered into a Financial Advisory Agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse") pursuant to which the Company paid Hicks Muse a cash fee of $5,295 as compensation for financial advisory services. The fees have been allocated based upon the issuance proceeds to the debt and equity securities issued in connection with the Recapitalization as deferred financing costs and reduction of equity proceeds, respectively. In connection with the Recapitalization and obtaining the related financing, the Company also entered into a Monitoring and Oversight Agreement (the "Agreement"). The Agreement provides that the Company shall pay Hicks Muse an annual fee of $500, for ten years for monitoring and oversight services, adjusted annually on January 1 of each calendar year to an amount equal to 0.2% of the consolidated budgeted net sales of the Company of the then current fiscal year, but in no event less than $500 annually. The obligation under the Agreement and the related deferred financing costs have been recorded in the consolidated balance sheet.

6. LONG-TERM OBLIGATIONS

   The composition of long-term obligations is as follows:

                                                                    SEPTEMBER 30,
                                                                 2000         1999
                                                               --------     --------
Credit Agreement:
  Revolver..................................................  $   5,300     $     --
  Term Facility.............................................    145,000      145,000
Senior Subordinated Notes...................................    100,000      100,000
                                                               --------     --------
                                                                250,300      245,000
Less, current maturities....................................     (3,200)          --
                                                               --------     --------
                                                               $247,100     $245,000
                                                               ========     ========

                                   LLS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The schedule of principal payments for long-term obligations at September 30, 2000 is as follows:

2001........................................................  $  3,200
2002........................................................    12,800
2003........................................................    15,800
2004........................................................    17,800
2005........................................................    18,800
Thereafter..................................................   181,900
                                                              --------
                                                              $250,300
                                                              ========

   In connection with the Recapitalization on July 30, 1999, the Company executed a $200,000 Senior Credit Facility and issued $100,000 of Notes.

   The Senior Credit Facility provides for (i) a $65,000 term loan (the "Tranche A Loan") maturing July 31, 2005, (ii) an $80,000 term loan (the "Tranche B Loan") maturing July 31, 2006 (together with the Tranche A Loan, the "Term Facility") and (iii) a $55,000 revolving credit facility (the "Revolver"). During the year ended September 30, 2000, the Company entered into an Amended Credit Agreement in which certain terms and conditions were amended (the "Amended Credit Agreement"). The loans under the Amended Credit Agreement bear interest, at the Company's election, at either the LIBOR Rate plus an applicable margin or the Base Rate plus an applicable margin. The applicable LIBOR Rate margin is 2.75% for the Tranche A Loan and Revolver and 3.25% for the Tranche B Loan. The applicable Base Rate margin is 1.50% for the Tranche A Loan and Revolver and 2.00% for the Tranche B Loan. The applicable margin with respect to the loans will be eligible for certain performance pricing step-downs. The Revolver is subject to a commitment fee based on the undrawn portion of the Revolver. The commitment fee is .050% per annum and is eligible for certain performance pricing step downs. The Company may use the Revolver for letters of credit of up to $10,000.

   The Company may, at its option, prepay the Term Facility without premium or penalty. Additionally, the Company may reduce or eliminate the Revolver prior to maturity on July 31, 2005. The Amended Credit Agreement is guaranteed unconditionally on a senior basis by the Company's direct and indirect domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly-owned subsidiaries. The Amended Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends.

   The Notes bear interest at 11 5/8% per year, payable semi-annually on February 1, and August 1 of each year, commencing on February 1, 2000 and maturing on August 1, 2009. Except as set forth below, the Notes will not be redeemable at the option of the Company prior to August 1, 2004. On and after such date, the Notes are subject to redemption by the Company, in whole or in part, at specified redemption prices. In addition, prior to August 1, 2002, the Company may, subject to certain requirements, redeem up to $35,000 of Notes outstanding at a redemption price equal to 111.625% plus accrued and unpaid interest. The Notes may be redeemed at any time on or after August 1, 2004, in whole or in part by the Company.

   The Notes restrict, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends and other distributions in respect of the Company's capital stock, the payment of dividends and other distributions by the Company's subsidiaries, the creation of liens on the properties and the assets of the Company to secure certain subordinated debt and certain mergers, sales of assets and transactions with affiliates.

7. OTHER

   Represents non-recurring Recapitalization related expenses which include among other things legal fees, bonuses and severance related costs.

8. INCOME TAXES

   Prior to the Recapitalization, the Company had elected S-Corporation Status under the Internal Revenue Code. Subsequent thereto, the Company elected C-Corporation Status under the Internal Revenue Code.

                                   LLS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The provision (benefit) for income taxes is as follows:

                                                          YEAR ENDED
                                                         SEPTEMBER 30,
                                                      2000         1999
                                                    --------     --------
Current:
  Federal.......................................    $   (914)    $    815
  State.........................................         122          296
                                                    --------     --------
                                                    $   (792)    $  1,111
Deferred:
  Federal.......................................    $ (1,590)    $  1,880
  State.........................................        (510)         269
                                                    --------     --------
                                                     $(2,892)    $  3,260
                                                    ========     ========

   Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                         YEAR ENDED
                                                        SEPTEMBER 30,
                                                      2000         1999
                                                    --------     --------

U.S. Federal statutory rate.....................    $  (2,745)   $  8,664
Pre-recapitalization S-Corp taxable income......           --      (8,270)
State taxes.....................................         (270)        296
Deferred taxes established upon conversion to
  C-corporation.................................           --       2,549
Other...........................................          123          21
                                                    ---------    --------
                                                    $  (2,892)   $  3,260
                                                    =========    ========

   The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                         YEAR ENDED
                                                        SEPTEMBER 30,
                                                      2000         1999
                                                    --------     --------
Deferred Tax Assets:
  Accounts receivable allowance.................      $  199     $    198
  Inventories...................................         520          202
  Accrued liabilities...........................       1,810          973
  Net operating loss carryforward...............       1,921           --
                                                    --------     --------
                                                    $  4,450     $  1,373
                                                    --------     --------
Deferred Tax Liabilities:
  Property, plant and equipment.................    $  2,842     $  3,522
  Other.........................................       1,657           --
                                                    --------     --------
  Net deferred tax liability....................    $     49     $  2,149
                                                    ========     ========

9. RETIREMENT BENEFITS AND STOCK OPTION PLANS

   The Company maintains for the benefit of its eligible employees, several benefit plans, all of which conform to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as follows:

   Employees' Profit-sharing Plan -- This defined contribution plan is maintained for the benefit of all eligible employees. The employer makes discretionary annual contributions in such amounts as may be determined by its Board of Directors, limited to amounts deductible for federal income tax purposes. Participants vest in benefits over

                                   LLS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   a period of years, and distributions are made to participants (or to their beneficiaries) upon death, retirement or severance of employment. The employer contribution for the fiscal years ended September 30, 2000 and 1999, amounted to $590 and $615, respectively.

   Employees' 401(k) Plan -- This defined contribution plan is maintained for the benefit of all eligible employees and was established under the provisions of Section 401(k) of the Internal Revenue Code. Under such plan, employer contributions are discretionary. The employer contribution for the fiscal years ended September 30, 2000 and 1999, amounted to $27 and $26, respectively.

   Qualified and Non-qualified Stock Option Plan (the "Option Plan") -- This plan provides for the granting of up to 7,017,543 shares of common stock to officers and key employees of the Company. Under the plan, options granted approximate fair value of the common stock at the date of grant. Such options vest ratably over a period of up to ten years commencing on the first anniversary date after the date of grant, and vested options are exercisable at the discretion of the committee appointed to administer the Option Plan. Generally, an option may be exercised only if the holder is an officer or employee of the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution.

   The Company has also granted Performance Options (the "Performance Options") to certain key executives. The Performance Options are exercisable only on the occurrence of certain events. The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by
   1.08. The Performance Options terminate on the tenth anniversary date of the date of grant. The Performance Options will be accounted for using variable plan accounting and accordingly there may be compensation expense in future periods to the extent that the fair value of the stock exceeds the exercise price of the Performance Options. No compensation expense was recognized in 2000 and 1999 as the fair value of the common stock is equal to or less than the exercise price.

   In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plan. Had compensation cost for the Option Plan and the Performance Options been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the effect on the Company's financial statements would have been immaterial.

   Changes in the status of the Option Plan are summarized below:

                                    WEIGHTED AVERAGE
                                    EXERCISE PRICE PER     OPTIONS       OPTIONS
                                          SHARE            GRANTED       VESTED
                                    ------------------   -----------    ---------
September 30, 1998............               --                   --           --
   Granted ...................            $1.00            3,250,000           --
                                          -----          -----------    ---------
September 30, 1999 ...........            $1.00            3,250,000           --
   Granted ...................            $1.00            1,145,000           --
   Vested ....................            $1.00                   --      255,000
   Forfeiture ................            $1.00           (1,200,000)          --
                                          -----          -----------    ---------
September 30, 2000 ...........            $1.00            3,195,000      255,000
                                          =====          ===========    =========

   Changes in the status of the Performance Options:

September 30, 1998............               --                   --           --
Granted.......................            $1.00            3,600,749           --
                                          -----          -----------    ---------

September 30, 1999............            $1.00            3,600,749           --
Granted.......................               --                   --           --
                                          -----          -----------    ---------
September 30, 2000............            $1.08            3,600,749           --
                                          =====          ===========    =========

    Of the Options outstanding under the Option Plan at September 30, 2000, all 3,195,000 have an exercise price of $1.00 and have weighted average remaining contractual lives of between 9 and 10 years.

    Of the Performance Options outstanding at September 30, 2000, all 3,600,749 have an exercise price of $1.08 and have a weighted average remaining contractual life of nine years.

                                   LLS CORP.

10. COMMITMENTS AND CONTINGENCIES

    Certain premises occupied by the Company are leased under various operating leases, some of which are owned by a partnership whose partners are stockholders of the Company. All leases provide for payment by the lessee of costs applicable to operating the leased premises (inclusive of real estate taxes), and expire at various dates through fiscal 2011.

    Total rent expense was $1,205 and $1,210 during fiscal 2000 and 1999.

    Future minimum rental payments applicable to the aforementioned leases are as follows:

                                                             RELATED    THIRD
FISCAL YEAR ENDED SEPTEMBER 30,                              PARTIES   PARTIES   TOTAL
-------------------------------                              -------   -------   ------
2001.......................................................  $  695    $  376    $1,071
2002.......................................................     695       376     1,071
2003.......................................................     695       282       977
2004.......................................................     695        --       695
2005.......................................................     695        --       695
Thereafter.................................................   2,700        --     2,700
                                                             ------    ------    ------
                                                             $6,175    $1,034    $7,209
                                                             ======    ======    ======

   The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                                   LLS CORP.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                  COLLECTION OF
                                             BALANCE AT                            PREVIOUSLY                    BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS -- DEDUCTED  BEGINNING                             WRITTEN OFF                     END OF
FROM RECEIVABLES ON THE BALANCE SHEET        OF PERIOD    PROVISION   WRITEOFFS     ACCOUNTS      ACQUISITIONS     PERIOD
-------------------------------------------  ----------   ---------   ---------   -------------   ------------   ----------
For the year ended September 30, 1999           $ 28        $466           --            --             --           $494
For the year ended September 30, 2000           $494        $ 54         $(18)           --             --           $530

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Courtesy Corporation

     We have audited the combined statements of income, changes in stockholders' equity and cash flows for the fiscal year ended September 30, 1998. Courtesy Corporation and Affiliates are under common ownership and management. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Courtesy Corporation and Affiliates for the fiscal year ended September 30, 1998, in conformity with generally accepted accounting principles.

                                        ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
December 11, 1998 (except for
Note 1 as to which the date is
July 30, 1999)

                      COURTESY CORPORATION AND AFFILIATES
                          COMBINED STATEMENT OF INCOME
                      FISCAL YEAR ENDED SEPTEMBER 30, 1998


Net Sales...................................................  $172,607,862
Cost of Sales...............................................   120,985,809
                                                              ------------
Gross Profit................................................    51,622,053
Selling, General and Administrative Expenses................    15,063,672
                                                              ------------
Income from Operations......................................    36,558,381
Interest Expense............................................    (1,719,078)
Interest Income.............................................       403,972
                                                              ------------
Income before Income Taxes..................................    35,243,275
Income Tax Provision........................................       187,810
                                                              ------------
Net Income before Minority Interest.........................    35,055,465
Minority Interest...........................................    (1,224,984)
                                                              ------------
Net Income..................................................  $ 33,830,481
                                                              ============

         The accompanying notes are an integral part of this statement.

                      COURTESY CORPORATION AND AFFILIATES
             COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                        ADDITIONAL                      TOTAL
                                              COMMON     PAID-IN       RETAINED     STOCKHOLDERS'
                                               STOCK     CAPITAL       EARNINGS        EQUITY
                                              -------   ----------   ------------   -------------
Balance, October 1, 1997....................  $20,000   $ 319,310    $51,650,385    $ 51,989,695
Issuance of common stock....................                5,000                          5,000
Distributions to stockholders...............                          (15,098,781)   (15,098,781)
Net income..................................                           33,830,481     33,830,481
                                              -------   ---------    ------------   ------------
Balance, September 30, 1998.................  $20,000   $ 324,310    $ 70,382,085   $ 70,726,395
                                              =======   =========    ============   ============

         The accompanying notes are an integral part of this statement.

                      COURTESY CORPORATION AND AFFILIATES
                        COMBINED STATEMENT OF CASH FLOWS
                      FISCAL YEAR ENDED SEPTEMBER 30, 1998

Cash Flows from Operating Activities:
  Net income for year.......................................    $ 33,830,481
  Adjustment to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...........................       9,895,858
    Gain on sale of property and equipment..................         (27,477)
    Deferred compensation...................................         159,394
    Minority interest.......................................       1,224,984
    Increase (Decrease) in cash from changes in:
      Trade accounts receivable.............................      (6,378,610)
      Inventories...........................................       4,248,536
      Other current assets and prepaid expenses.............         222,749
      Other assets..........................................        (344,798)
      Accounts payable......................................         116,043
      Income taxes payable..................................         (87,000)
      Customers' deposits...................................      (7,679,201)
      Due to employee benefit plans.........................         171,690
      Accrued salaries and other expenses...................       2,252,878
      Deferred compensation obligation......................        (400,000)
                                                                ------------
         Net cash provided by operating activities..........      37,205,527
                                                                ------------
Cash Flows from Investing Activities:
  Capital expenditures......................................     (31,330,007)
  Proceeds from sale of property and equipment..............          27,477
                                                                ------------
         Net cash used in investing activities..............     (31,302,530)
                                                                ------------
Cash Flows from Financing Activities:
  Proceeds from notes payable...............................      13,408,616
  Principal payments of notes payable.......................      (1,586,666)
  Repayments of revolving credit borrowings,
    net.....................................................        (500,000)
  Repayments of capital lease obligation....................        (585,524)
  Proceeds from issuance of common stock....................           5,000
  Distributions to stockholders.............................     (15,847,808)
                                                                ------------
         Net cash used in financing activities..............      (5,106,382)
                                                                ------------
Net Increase in Cash........................................         796,615
Cash, Beginning of Year.....................................         380,673
                                                                ------------
Cash, End of Year...........................................    $  1,177,288
                                                                ============
Supplemental Disclosure of Cash Flow Information:
    Cash Paid During the Year for:
      Interest..............................................    $  1,646,324
                                                                ============
      Income taxes..........................................    $    274,810
                                                                ============

         The accompanying notes are an integral part of this statement.

                      COURTESY CORPORATION AND AFFILIATES
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND NATURE OF ACTIVITIES

     The combined financial statements include the accounts and activities of Courtesy Corporation ("Courtesy"), Creative Packaging Corporation ("Creative") and Courtesy Sales Corporation ("CSC" -- formed during fiscal 1998) (collectively, the "Company") which are affiliated by reason of common ownership and management. Because the companies are under common ownership, excluding an 11.11% minority interest in Creative, and management, the financial statements have been combined based on the historical costs of the underlying companies. All significant intercompany accounts and transactions have been eliminated in the combination.

     The Company is engaged in the design, manufacture and distribution of various types of injection molded plastic parts and custom molds used in plastic injection molding. The Company operates in one industry segment, serving customers located primarily in the United States.

     On January 31, 1999, the 11.11% minority interest in Creative was redeemed for $8,524,355 in cash. In its combined financial statements, the Company recorded approximately $6,763,000 of goodwill in connection with the purchase of this minority interest.

     Prior to the Recapitalization discussed below, the Company completed a Reorganization whereby (i) the shareholders of CSC exchanged their common stock for common stock in Courtesy making CSC a wholly-owned subsidiary of Courtesy,
(ii) the shareholders of Creative exchanged their common stock for common stock in Courtesy making Creative a wholly-owned subsidiary of Courtesy, (iii) Courtesy amended its articles of incorporation to, among other things, recapitalize its outstanding capital stock and change its name to LLS Corp. ("LLS") and (iv) LLS organized a new wholly-owned subsidiary and contributed all of its assets and liabilities to this new subsidiary.

     On July 30, 1999, the Company completed a recapitalization (the "Recapitalization") through the following simultaneous transactions: (i) LLS received $78,133,000 in exchange for the issuance of 78,000,000 shares of its Series A Convertible Preferred Stock at $1.00 per share and 13,333,333 shares of Class A Common Stock at $0.01 per share, (ii) LLS raised $150,300,000 from a senior credit facility (the "Senior Credit Facility") and $100,000,000 from the issuance of senior subordinated notes payable (the "Notes") and (iii) the proceeds from the issuance of equity, the issuance of the Notes and borrowings under the Senior Credit Facility were used to repay existing indebtedness and accrued interest for approximately $45,496,000, redeem approximately 67.0% of the outstanding capital stock from Walter J. Kreiseder, Gerald J. Sommers and certain family trusts controlled by them at $1.00 per share for approximately $265,504,000, and pay fees and expenses of approximately $17,300,000. The Company also incurred a non-cash expense of $900,000 in connection with the issuance of warrants to purchase 1,800,000 shares of its common stock for $0.50 per share. In addition, approximately $133,000 was retained for operating purposes.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies followed by the Company is as follows:

          Revenue Recognition -- Sales of all the Company's products are recognized upon shipment or upon passage of title to the customer.

          Use of Estimates -- In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                      COURTESY CORPORATION AND AFFILIATES
           NOTES TO THE COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

          Inventories -- Inventories are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

          Depreciation and Amortization -- Provisions for depreciation and amortization of plant and equipment are computed on both straight-line and accelerated methods for financial reporting purposes, based on the estimated useful lives of the assets. For income tax reporting purposes, such provisions are computed principally under accelerated methods, as permitted by the Internal Revenue Code.

          Impairment of Long-lived Assets -- In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

          Capital Leases -- Leases required to be capitalized under criteria of Statement of Financial Accounting Standards No. 13 are recorded at the present value of future rental payments. Amortization of capital leases is computed under the straight-line method over the estimated useful life of the equipment for financial purposes and under accelerated methods for tax reporting purposes.

          Fair Value of Financial Instruments -- Management believes that the book value of its current receivables, accounts payable and accrued expenses approximates fair value due to their short-term nature and the fair value of the revolving credit note is equal to its carrying value because the interest rate adjusts with changes in the market rate of interest. The fair value of the mortgage notes and capitalized lease obligation are not materially different from its carrying value based upon discounting cash flows using interest rates that management believes approximate interest rates currently available for similar debt.

          Income Taxes -- Courtesy, Creative and CSC have elected to be taxed as S corporations, under the Internal Revenue Code, pursuant to which profits are allocated and taxed to their stockholders by inclusion in their respective individual income tax returns. Accordingly, no liability or provision for federal income taxes is included in the accompanying financial statements, and no deferred taxes are provided for temporary differences between tax and financial reporting. However, the Company is subject to state income taxes.

          Significant Customers -- Sales to two significant customers during fiscal 1998 approximated 40% of net sales. No other single customer accounted for more than 10% of net sales.

          Advertising and Promotion -- All costs associated with advertising and promotion are charged to operations as incurred. Such expenses are included in operating expenses in the combined statement of income and amounted to $307,447 for the fiscal year ended September 30, 1998.

NOTE 3 -- DEFERRED COMPENSATION OBLIGATION

     Courtesy maintains nonqualified deferred compensation agreements for the benefit of certain key officers of the Company. The plan provides for $3,200,000 to be paid, in equal or unequal increments at such times and in such amounts as may be determined by the Company, on or before December 31, 2002. During the year ended September 30, 1998, $400,000 was paid to the officers. The initial cost of the benefits was charged to expense and accrued using a present value method over the expected term of the agreements. Charges to expense for the fiscal year ended September 30, 1998 was $159,394.

                      COURTESY CORPORATION AND AFFILIATES
           NOTES TO THE COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- EMPLOYEE BENEFIT PLANS

     The Company maintains for the benefit of its eligible employees, several benefit plans, all of which conform to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as follows:

          Employees' Profit-sharing Plan -- This plan is maintained for the benefit of all eligible employees. The employer makes discretionary annual contributions in such amounts as may be determined by its Board of Directors, limited to amounts deductible for federal income tax purposes. Benefits vest in participants over a period of years, and distributions are made to participants (or to their beneficiaries) upon death, retirement or severance of employment. The employer contribution for the fiscal year ended September 30, 1998 amounted to $735,000.

          Employees' 401(k) Plan -- This plan is maintained for the benefit of all eligible employees and was established under the provisions of Section 401(k) of the Internal Revenue Code. Under such plan, employer contributions are discretionary. The employer contribution for the fiscal year ended September 30, 1998 amounted to $20,469.

NOTE 5 -- STOCKHOLDERS' EQUITY

     As of September 30, 1998 (a) 5,000 shares of Courtesy's Class A voting common (no par value, 10,000 shares authorized) were issued and outstanding, (b) 15,000 shares of Courtesy's Class B nonvoting common (no par value, 30,000 shares authorized) were issued and outstanding and (c) 1,000 shares of Creative's common stock (no par value) were authorized, issued and outstanding. As of September 30, 1998, 100 shares of CSC's common stock (no par value) were authorized, issued and outstanding.

Stockholders' equity at September 30, 1998 is comprised of the following:

                                        ADDITIONAL                    TOTAL
                                COMMON   PAID-IN      RETAINED     STOCKHOLDERS'
                                 STOCK   CAPITAL      EARNINGS        EQUITY
                                ------- ----------   -----------   -----------
  Courtesy .................    $20,000  $  5,000    $56,565,329   $56,590,329
  Creative .................          0   353,594     16,958,167    17,311,761
  CSC ......................          0     5,000         26,310        31,310
                                -------  --------    -----------   -----------
                                 20,000   363,594     73,549,806    73,933,400
  Eliminations .............          0   (39,284)    (3,167,721)   (3,207,005)
                                -------  --------    -----------   -----------
         Total .............    $20,000  $324,310    $70,382,085   $70,726,395
                                =======  ========    ===========   ===========

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     Certain premises occupied by the Company are leased under various operating leases, some of which are owned by a partnership whose partners are officers and stockholders of the Company (see below). All leases provide for payment by the lessee of costs applicable to operating the leased premises (inclusive of real estate taxes), and expire at various dates through fiscal 2011.

     Courtesy is subject to a ground lease agreement, which allows Courtesy to utilize a vacant plot of land adjacent to the Company's corporate headquarters. This plot of land is currently owned by an affiliate of the Company related by common ownership and was used to build a manufacturing and warehouse facility which was placed into service in June 1998. The ground lease agreement, as amended, provides for a base rent of $334,691 per year through August 31, 2011, with an adjustment based on the Consumer Price Index every five years. The agreement also provides for an option to renew for up to three consecutive periods of five years and an option to purchase the land at fair market value.

     Total rent expense, including real estate taxes, amounted to $1,924,991 ($694,691 which was paid to related parties) for the fiscal year ended September 30, 1998.

                      COURTESY CORPORATION AND AFFILIATES
           NOTES TO THE COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum rental payments applicable to the aforementioned leases are as follows:

                                                     RELATED      THIRD
FISCAL YEAR ENDED SEPTEMBER 30,                      PARTIES     PARTIES      TOTAL
-------------------------------                     ----------   --------   ----------
1999..............................................  $  695,000   $515,000   $1,210,000
2000..............................................     695,000    388,000    1,083,000
2001..............................................     695,000      8,000      703,000
2002..............................................     695,000          0      695,000
2003..............................................     695,000          0      695,000
Thereafter........................................   4,060,000          0    4,060,000
                                                    ----------   --------   ----------
                                                    $7,535,000   $911,000   $8,446,000
                                                    ==========   ========   ==========

     Pursuant to an agreement between Courtesy and its stockholders, Courtesy shall purchase all shares of such stockholders upon that stockholder's death or disability. The purchase price shall be equal to the Fair Market Value per Share, as defined, determined as of the date of death or disability. Courtesy maintains life insurance policies on the lives of its stockholders, in the aggregate amount of $58,000,000, to provide funds for such possible purchases. Any remaining unpaid balance shall be paid, in accordance with the terms of a note to be established, in ten equal annual principal payments, with interest rates adjusted at each anniversary date based upon Northern's prime rate. Such agreement was terminated in connection with the Recapitalization.

     Pursuant to an agreement between Creative and its stockholders, Creative shall purchase all shares of such stockholders upon that stockholder's death or disability. The purchase price shall be equal to the Book Value per Share, as defined, determined as of the date of death or disability. Creative maintains life insurance policies on the lives of its majority stockholders, in the aggregate amount of $20,000,000, to provide funds for such possible purchases. Twenty-five percent of the stockholder's balance will be paid upon determination of the Book Value per Share. The unpaid balance shall be paid, in accordance with the terms of a note to be established, in sixteen equal quarterly principal payments, with interest rates adjusted at each quarter based upon Northern's prime rate. Such agreement was terminated in connection with the Recapitalization.

     There are various lawsuits against Courtesy incident to the operation of its business. The liability, if any, associated with these matters was not determinable at September 30, 1998. While certain of these matters involve substantial amounts, it is the opinion of management that their ultimate resolution will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is information with respect to those individuals who currently serve as members of our Board of Directors or as our executive officers.

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
James N. Mills.............................  63    Chairman of the Board and Chief Executive
                                                     Officer
Dan H. Blanks..............................  51    Director
Jack D. Furst..............................  41    Director
David M. Sindelar..........................  43    Director, Senior Vice President and Chief
                                                     Financial Officer
Walter J. Kreiseder........................  58    Director
Gerald J. Sommers..........................  59    Director
Joseph M. Fiamingo.........................  51    President and Chief Operating Officer
Wesley D. DeHaven..........................  36    Vice President-Finance

     Set forth below is a description of the backgrounds of those persons who serve as our directors and executive officers. There is no family relationship between any of our directors or executive officers. Officers are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

  James N. Mills

     James N. Mills has served as our Chairman of the Board and Chief Executive Officer since 1999. Mr. Mills is the Chairman of the Board and Chief Executive Officer of Mills & Partners. Mr. Mills is also Chairman of the Board and Chief Executive Officer of International Wire Holding Company and Viasystems Group, Inc. Mr. Mills was Chairman of the Board and Chief Executive Officer of Berg Electronics Corp. from 1992 through 1998, of Crain Holdings Corp. from 1995 through 1997, of Jackson Holding Company from 1993 through 1995, of Thermadyne Holdings Corporation from 1989 through 1995 and of Thermadyne Industries, Inc. from 1987 to 1995. Prior to that time, Mr. Mills served as Executive Vice President of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial and automotive industries, from 1978 to 1985, and served as Industrial Group President and President of the Bussman Division of the McGraw-Edison Company from 1980 to 1984.

  Dan H. Blanks

     Dan H. Blanks has served as a director since 1999. Mr. Blanks has served as a Senior Vice President of Hicks Muse since 1997. Mr. Blanks has 28 years experience in equity research and international asset management. Prior to joining Hicks Muse, Mr. Blanks spent 20 years specializing in working with pension funds and other institutions on their international investment programs. Mr. Blanks was involved in the development of the international investments resources and business for Fidelity Investments as International Investment Director in London, Hong Kong and Boston. Prior to that, he spent 11 years as President of Pictet International, an international asset management company, in London as well as 11 years with J.P. Morgan in London, Tokyo and New York in the institutional investment and international research areas.

  Jack D. Furst

     Jack D. Furst has served as a director since 1999. Mr. Furst has served as a Partner and Principal of Hicks Muse since 1989, the year in which it was formed. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks Muse's business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining Hicks Muse, Mr. Furst served as a Vice President and subsequently a Partner of Hicks & Haas from 1987 to 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisitions/Corporate Finance Specialist for The First

Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers. Mr. Furst serves on the Boards of Directors of American Tower Corporation, Triton Energy Limited, Home Interiors & Gifts, Inc., Hedstrom Holdings, Inc., International Wire Holding Company, Cooperative Computing, Inc. and Viasystems Group, Inc.

  David M. Sindelar

     David M. Sindelar has served as our Senior Vice President and Chief Financial Officer and as a director since 1999. Mr. Sindelar serves as President of Mills & Partners, Inc., and is the Senior Vice President and Chief Financial Officer of International Wire Holding Company and Viasystems Group, Inc. Mr. Sindelar served as Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from 1992 through 1998, of Crain Holdings Corp. from 1995 through 1997 and of Jackson Holding Company from 1993 through 1995. From 1987 to February 1995, Mr. Sindelar held various positions at Thermadyne Holdings Corporation including Senior Vice President, Chief Financial Officer and Vice President -- Corporate Controller and Controller.

  Walter J. Kreiseder

     Walter J. Kreiseder has served as a director since 1999. Mr. Kreiseder has over 37 years of experience in the injection molding industry. Mr. Kreiseder was a co-founder of Courtesy Corporation in 1972 and served as Chief Executive Officer through 1999. Mr. Kreiseder is affiliated with several industry associations including the Tooling and Manufacturing Association and the Society of Plastic Engineers.

  Gerald J. Sommers

     Gerald J. Sommers has served as a director since 1999. Mr. Sommers has over 37 years of experience in the injection molding industry. Mr. Sommers was a co-founder of Courtesy Corporation in 1972 and served as Chief Operating Officer through 1999. Mr. Sommers is affiliated with several industry associations including the Tooling and Manufacturing Association and the Society of Plastic Engineers.

Joseph M. Fiamingo

     Joseph M. Fiamingo has served as President and Chief Operating Officer of our operating subsidiary since 2000. Mr Fiamingo has over 20 years of high-level management experience in a variety of businesses. Mr. Fiamingo joined Mills & Partners in 1995 as President of Wirekraft Industries. In 1996 he was appointed President and Chief Operating Officer of International Wire. Previously, Mr. Fiamingo was with General Cable Company, a recognized leader in the wire and cable industry serving the telecommunications, electronics and electrical markets, where he served as Executive Vice President -- Operations, President -- Telecommunications and Electronics Division, Vice President and General Manager -- Aerial Equipment Division, as well as several Divisional and Plant Management positions throughout the United States.

   Wesley D. DeHaven

     Wesley D. DeHaven has served as our Vice President -- Finance since 1999. Mr. DeHaven serves as a Vice President of Mills & Partners. Mr. DeHaven served as a Vice President of Viasystems Group, Inc. during 1998, Vice President -- Finance of Crain Industries, Inc. from 1996 through 1998, Corporate Controller of International Wire Group, Inc. from April 1994 through 1996, and Controller for the cutting and welding segment of Thermadyne Industries, Inc. from 1993 through 1994. Prior to that time, Mr. DeHaven was employed by the international accounting firm of Arthur Andersen & Co.

Compliance with Section 16(a) of the Exchange Act

     The Company does not have any class of equity securities registered under
Section 12 of the Securities Exchange Act of 1934, as amended. Therefore the shareholders of the Company are not required to file reports pursuant to
Section 16(a) thereof.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended September 30, 2000 and 1999 to the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at September 30, 2000 or during the fiscal year ended September 30, 2000.

                                                                                              LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                                                                            ------------
                                                                  ANNUAL COMPENSATION(5)     SECURITIES
                                                              ---------------------------    UNDERLYING
                NAME AND PRINCIPAL POSITION                   YEAR   SALARY($)   BONUS($)    OPTIONS(#)
                ---------------------------                   ----   ---------   --------   ------------
James N. Mills, Chairman of the Board and Chief
   Executive Officer........................................  2000    350,000     175,000           --
                                                              1999     58,333          --    2,000,749(4)

Walter J. Kreiseder, Chief Executive Officer(1).............  2000    500,000          --           --
                                                              1999    500,000          --           --

Gerald J. Sommers, Chief Operating Officer(2)...............  2000    500,000          --           --
                                                              1999    500,000          --           --

David M. Sindelar, Senior Vice President & Chief
   Financial Officer........................................  2000    150,000      75,000           --
                                                              1999     25,000          --    1,600,000(4)

Paul E. Whybrow, Vice President(3)..........................  2000    350,000     118,625           --
                                                              1999     87,500          --           --

(1) Mr. Kreiseder retired from his position as Chief Executive Officer of the Company's operating subsidiary during the fiscal year ended September 30, 2000, as contemplated by his employment agreement. He will continue to serve as a director.

(2) Mr. Sommers retired from his position as Chief Operating Officer of the Company's operating subsidiary during the fiscal year ended September 30, 2000, as contemplated by his employment agreement. He will continue to serve as a director.

(3) Mr. Whybrow resigned from his position as Vice President of the Company's operating subsidiary during the fiscal year ended September 30, 2000.

(4) Reflects the Performance Options (as hereinafter defined) granted to the executive officer by the Company. For a description of the material terms of such options, see "--Benefit Plans-- Performance Options."

(5) The Company provides a car allowance and certain other benefits to certain executive officers. The aggregate incremental cost of these benefits to the Company for each officer does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer.

OPTION GRANTS IN LAST FISCAL YEAR

There were no option grants made to the executive officers named above during fiscal 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table summarizes the number of options exercised during fiscal 2000 and the value of unexercised options as of September 30, 2000. The per share fair market value of the Company's Common Stock used to make the calculations in the following table is $1.00, which is the per share price at which the Company's Common Stock was sold in connection with the Recapitalization. Accordingly, the table indicates that the options had no value at the end of fiscal 2000 because the exercise price was equal to such fair market value.

                                                                     NUMBER OF                      VALUE OF
                                                                    SECURITIES                     UNEXERCISED
                                                                    UNDERLYING                    IN-THE-MONEY
                                                                UNEXERCISED OPTIONS                  OPTIONS
                                                                AT FISCAL YEAR END             AT FISCAL YEAR END
                       SHARES ACQUIRED                      ---------------------------    ---------------------------
                         ON EXERCISE     VALUE REALIZED     EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
        NAME                 (#)               $                (#)            (#)             ($)            ($)
        ----           ---------------   --------------     -----------   -------------    -----------   -------------
James N. Mills                0                0                 0          2,000,749           0              0
Walter J. Kreiseder           0                0                 0                  0           0              0
Gerald J. Sommers             0                0                 0                  0           0              0
David M. Sindelar             0                0                 0          1,600,000           0              0
Paul E. Whybrow               0                0                 0                  0           0              0

EXECUTIVE EMPLOYMENT AGREEMENTS

  James N. Mills Employment Agreement

     Mr. James N. Mills entered into an executive employment agreement with us upon consummation of the Recapitalization. Under his employment agreement, Mr. Mills will serve as our Chairman of the Board and Chief Executive Officer through July 30, 2004. Mr. Mills is required to devote his business time and attention to the transaction of our business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the above limitation on his activities, Mr. Mills is free to participate in other business endeavors.

     Mr. Mills' compensation under his employment agreement includes an annual base salary of not less than $350,000, subject to adjustment at the sole discretion of our Board of Directors, and benefits as will be customarily accorded our executives for as long as our employment agreement is in effect. In addition, Mr. Mills is entitled to an annual bonus in an amount to be determined at the sole discretion of our Board of Directors.

     Mr. Mills' employment agreement also provides that if Mr. Mills' employment is terminated for a reason other than death, disability or cause, Mr. Mills will continue to receive his then current salary through July 30, 2004 or for one year, whichever is longer, and any other benefits to which he would otherwise be entitled under the employment agreement. In addition, Mr. Mills' employment agreement provides that if Mr. Mills is terminated due to death or disability, Mr. Mills or his estate, heirs or beneficiaries, as applicable, will receive, in addition to any other benefits provided under any benefit plan, his then current salary for a period of 24 months from the date of termination.

  David M. Sindelar Employment Agreement

     Mr. David M. Sindelar entered into an executive employment agreement with us upon consummation of the Recapitalization. Under his employment agreement, Mr. Sindelar will serve as our Senior Vice President and Chief Financial Officer through July 30, 2004. Mr. Sindelar is required to devote his business time and attention to the transaction of our business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the above limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

     Mr. Sindelar's compensation under his employment agreement includes an annual base salary of not less than $150,000, subject to adjustment at the sole discretion of the Chairman of the Board, and benefits as will be customarily accorded our executives for as long as the employment agreement is in effect. In addition, Mr. Sindelar is entitled to an annual bonus in an amount to be determined at the sole discretion of the Chairman of the Board.

     Mr. Sindelar's employment agreement also provides that if Mr. Sindelar's employment is terminated for a reason other than death, disability or cause, Mr. Sindelar will continue to receive his then current salary through July 30, 2004 or for one year, whichever is longer, and any other benefits to which he would otherwise be entitled under the employment agreement. In addition, Mr. Sindelar's employment agreement provides that if Mr. Sindelar is terminated due to death or disability, Mr. Sindelar or his estate, heirs or beneficiaries, as applicable, will receive, in addition to any other benefits provided under any benefit plan, his then current salary for a period of 24 months from the date of termination.

  Walter J. Kreiseder Employment Agreement

     Mr. Walter J. Kreiseder entered into an executive employment agreement with our operating subsidiary providing for an employment term of up to five years upon consummation of the Recapitalization. Mr. Kreiseder agreed in connection with his employment agreement not to compete with us or any of our subsidiaries during his employment and for a period of two years after the termination of his employment for any reason. During the fiscal year ended September 30, 2000, Mr. Kreiseder retired as Chief Executive Officer of our operating subsidiary, however, he continues to serve as a member of our Board of Directors.

     Mr. Kreiseder's compensation under his employment agreement includes an annual base salary of $500,000, and benefits as customarily accorded the executives of our operating subsidiary for as long as the employment agreement is in effect.

     Mr. Kreiseder's employment agreement also provides that if Mr. Kreiseder's employment is terminated by him for "good reason," or by our operating subsidiary for any reason other than "cause" or Mr. Kreiseder's death, permanent disability or retirement on or prior to the second anniversary of the effective date of the employment agreement. Mr. Kreiseder will continue to receive his then current base salary for the greater of (1) 12 months from the date of termination of his employment and (2) the remainder of the period on or prior to the second anniversary of the effective date of the employment agreement.

     Mr. Kreiseder and his spouse will also continue to be covered by the same or equivalent medical, dental and life insurance coverage as in effect immediately prior to the termination of his employment until age 65 or if Mr. Kreineder dies prior to age 65, until his spouse reaches age 65.

  Gerald J. Sommers Employment Agreement

     Mr. Gerald J. Sommers entered into an executive employment agreement with our operating subsidiary providing for an employment term of up to five years upon consummation of the Recapitalization. Mr. Sommers agreed pursuant to his employment agreement not to compete with us or any of our subsidiaries during his employment and for a period of two years after the termination of his employment for any reason. During the fiscal year ended September 30, 2000, Mr. Sommers retired as Chief Operating Officer of our operating subsidiary, however, he continues to serve as a member of our Board of Directors.

     Mr. Sommers' compensation under his employment agreement includes an annual base salary of $500,000, and such benefits as customarily accorded the executives of our operating subsidiary for as long as the employment agreement is in effect.

     Mr. Sommers' employment agreement also provides that if Mr. Sommers' employment is terminated by him for "good reason," or by our operating subsidiary for any reason other than "cause" or Mr. Sommers' death, permanent disability or retirement on or prior to the second anniversary of the effective date of the employment agreement, Mr. Sommers will continue to receive his then current base salary for the greater of (1) 12 months from the date of termination of his employment and (2) the remainder of the period on or prior to the second anniversary of the effective date of the employment agreement.

     Mr. Sommers will also continue to be covered by the same or equivalent medical, dental and life insurance coverage as in effect immediately prior to the termination of his employment until age 65 or, if Mr. Sommers dies prior to age 65, until his spouse reaches age 65.

COMPENSATION OF DIRECTORS

     Directors who are officers, employees or otherwise an affiliate of ours do not receive compensation for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the Board of Directors. James N. Mills and David M. Sindelar served as both executive officers and directors during fiscal 2000 and are both expected to serve in such capacity in fiscal 2001.

LLS CORP. 1999 STOCK OPTION PLAN

During fiscal 1999, the Company adopted the LLS Corp. 1999 Stock Option Plan under which incentive and non-qualified stock options, stock appreciation rights, stock awards, performance awards and stock units will be issued to our employees and the employees of any of our subsidiaries as designated by our Board of Directors. A total of 7,017,543 shares of our common stock are reserved for issuance under the stock option plan. The stock option plan will terminate on the tenth anniversary of its effectiveness, unless sooner terminated by the committee.

     The stock option plan provides that it is to be administered by a committee of our Board of Directors or a subcommittee of such a committee. The committee has the authority to grant to any participant one or more awards and to establish the terms and conditions of such awards, subject to certain limitations specified in the stock option plan. For example, in the case of stock options, the per-share exercise price of each option must not be less than 100% of the fair market value of our common stock on the date such option is granted, and no option may be exercisable later than ten years after the date of grant. In the event of a change in control, as set forth in the stock option plan, the committee, in its discretion, may take such actions as it deems appropriate with respect to outstanding awards, including, without limitation, accelerating the exercisability or vesting of such awards.

PERFORMANCE OPTIONS

     We granted 2,000,749 and 1,600,000 performance options (the "Performance Options") to purchase shares of our common stock to James N. Mills and David M. Sindelar, respectively, on July 30, 1999. A total of 4,340,749 shares of our common stock are reserved for issuance in connection with the exercise of Performance Options. The Performance Options will be exercisable only in the event that HMTF/CC Investments, LLC has realized an overall rate of return of at least 35% per year, compounded annually, on all equity funds invested by it in us. Subject to the foregoing, the performance options will be exercisable:

     - immediately prior to a Liquidity Event, as defined below;

     - concurrently with the consummation of a Qualified IPO, as defined below;
       or

     - on the tenth anniversary of the date of grant.

A "Liquidity Event" generally means:

     - one or more sales or other dispositions of our common stock if, thereafter, the amount of our common stock owned by HMTF/CC Investments, LLC is reduced by 50%;

     - any merger, consolidation or other business combination involving us in which any person or group acquires a majority of the common stock of the resulting entity; or

     - any sale of all or substantially all of our assets.

A "Qualified IPO" means a firm commitment underwritten public offering of our common stock for gross proceeds of at least $50.0 million.

     The exercise price for the Performance Options will initially be equal to $1.00 per share and, effective each anniversary of the grant, the per share exercise price for the Performance Options will be equal to the per share exercise price for the prior year multiplied by 1.08. The exercise price for the Performance Options and the number of shares of our common stock for which the Performance Options will be exercisable is subject to adjustment in the event of certain fundamental changes in our capital structure. The Performance Options will terminate on the tenth anniversary of the date of grant.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our capital stock by (1) each person who owns beneficially more than five percent of our capital stock, (2) each of our directors and executive officers and (3) all directors and executive officers as a group. Our series A convertible preferred stock and class A common stock vote together with our common stock as a single class. Our series A convertible preferred stock is entitled to the number of votes equal to the whole number of shares of common stock into which it is then convertible, which will initially be one per share, and our class A common stock is entitled to one vote for each share. Unless otherwise indicated, each person has sole voting power and investment power with respect to the shares attributed to him/her.

     Our series A convertible preferred stock is convertible into our common stock (1) at the option of any holder of series A convertible preferred stock at any time and (2) automatically upon the closing of the sale of shares of our common stock in a registered public offering resulting in at least $50.0 million in gross proceeds to us. Each share of series A convertible preferred stock is convertible into a whole number of shares of our common stock as is determined by dividing $1.00 by the series A conversion price, which will initially be $1.00.

     Our class A common stock is convertible into our common stock (1) at the option of any holder of class A common stock at any time, (2) at our option upon the occurrence of a Triggering Event (as defined) and (3) automatically on July 31, 2009. A "Triggering Event" means any merger, consolidation or other business combination or any sale of all or substantially all of our assets in which Hicks Muse and its affiliates cease to beneficially own at least 50% of the resulting entity. Each share of class A common stock is convertible into a fraction of a share of common stock equal to the quotient of (1) the fair market value of a share of common stock at the time of conversion less the sum of $0.99 plus imputed interest on such share at a rate of 8% per annum, compounded annually, at the time of conversion, divided by (2) the fair market value of a share of common stock at the time of conversion. Because the fraction of a share of common stock into which class A common stock is convertible is determinable only at the time of a conversion, shares of common stock that may be issuable upon conversion of class A common stock are not included in the shares of common stock beneficially owned in the foregoing table.

                                          SERIES A
                                         CONVERTIBLE                 COMMON                    CLASS A
                                       PREFERRED STOCK                STOCK                 COMMON STOCK
                                   -----------------------   -----------------------   -----------------------
                                                PERCENTAGE                PERCENTAGE                PERCENTAGE   PERCENT
                                   NUMBER OF        OF       NUMBER OF        OF       NUMBER OF        OF         OF
                                     SHARES       CLASS        SHARES       CLASS        SHARES       CLASS       TOTAL
                                   ----------   ----------   ----------   ----------   ----------   ----------   -------
5% SHAREHOLDERS
HMTF/CC Investments, LLC(1)......  78,000,000     100.0%             --        --              --        --        58.5%
  c/o Hicks, Muse, Tate & Furst
  Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
James N. Mills(2)................          --        --              --        --      13,333,333     100.0%       10.0%
  100 South Hanley, Suite 400
  St. Louis, Missouri 63105
Walter J. Kreiseder(3)...........          --        --      21,000,000      49.9%             --        --        15.8%
  800 Corporate Grove Drive
  Buffalo Grove, Illinois
    60089-4552
Gerald J. Sommers(4).............          --        --      21,000,000      49.9%             --        --        15.8%
  800 Corporate Grove Drive
  Buffalo Grove, Illinois
    60089-4552

                                          SERIES A
                                         CONVERTIBLE                 COMMON                    CLASS A
                                       PREFERRED STOCK                STOCK                 COMMON STOCK
                                   -----------------------   -----------------------   -----------------------
                                                PERCENTAGE                PERCENTAGE                PERCENTAGE   PERCENT
                                   NUMBER OF        OF       NUMBER OF        OF       NUMBER OF        OF         OF
                                     SHARES       CLASS        SHARES       CLASS        SHARES       CLASS       TOTAL
                                   ----------   ----------   ----------   ----------   ----------   ----------   -------
DIRECTORS AND EXECUTIVE OFFICERS
James N. Mills(2)................          --        --              --        --      13,333,333     100.0%       10.0%
Walter J. Kreiseder(3)...........          --        --      21,000,000      49.9%             --        --        15.8%
Gerald J. Sommers(4).............          --        --      21,000,000      49.9%             --        --        15.8%
Dan H. Blanks (5)................  78,000,000     100.0%             --        --              --        --        58.5%
Jack D. Furst(6).................  78,000,000     100.0%             --        --              --        --        58.5%
David M. Sindelar(7).............          --        --              --        --       4,000,000      30.0%        3.0%
Wesley D. DeHaven(8).............          --        --         100,000        *               --        --          --
All directors/executive officers
  as a group(7 persons)..........  78,000,000     100.0%     42,100,000     100.0%     13,333,333     100.0%      100.0%

---------------

 *  Less than 1.0%

(1) Consists solely of shares of our series A convertible preferred stock owned of record by HMTF/CC Investments, LLC, a limited liability company whose managing member is HMTF/Courtesy GP, LLC. Mr. Thomas O. Hicks is the sole member and manager of HMTF/Courtesy GP, LLC and, accordingly, may be deemed to be the beneficial owner of our series A convertible preferred stock held directly or indirectly by HMTF/CC Investments, LLC. In addition, Mr. Hicks holds a minority limited liability company interest in HMTF/CC Investments, LLC. Mr. Hicks disclaims beneficial ownership of shares of our series A convertible preferred stock owned by HMTF/CC Investments, LLC.

(2) Includes 4,400,000 shares of class A common stock owned of record by Mr. Mills and 8,933,333 shares of class A common stock owned of record by certain persons subject to an irrevocable proxy in favor of Mr. Mills. Mr. Mills disclaims beneficial ownership of shares of our class A common stock not owned by him. See "Certain Relationships and Related Transactions -- The Shareholders Agreement."

(3) Includes 10,500,000 shares of common stock owned of record by a personal trust for which Mr. Kreiseder serves as trustee and 10,500,000 shares of common stock owned of record by four children's trusts. Mr. Kreiseder disclaims beneficial ownership of shares of our common stock owned by the children's trusts.

(4) Includes 8,400,000 shares of common stock owned of record by a personal trust for which Mr. Sommers serves as trustee and 12,600,000 shares of common stock owned of record by four children's trusts. Mr. Sommers disclaims beneficial ownership of shares of our common stock owned by the children's trusts.

(5) Mr. Blanks holds a minority limited liability company interest in HMTF/CC Investments, LLC. Mr. Blanks disclaims beneficial ownership of shares of our series A convertible preferred stock owned by HMTF/CC Investments, LLC.

(6) Mr. Furst holds a minority limited liability company interest in HMTF/CC Investments, LLC. Mr. Furst disclaims beneficial ownership of shares of our series A convertible preferred stock owned by HMTF/CC Investments, LLC.

(7) Includes 3,600,000 shares of class A common stock owned of record by Mr. Sindelar and 400,000 shares of class A common stock owned of record by two children's trusts of which Mr. Sindelar serves as trustee. Mr. Sindelar disclaims beneficial ownership of shares of our class A common stock owned by the children's trusts.

(8) Includes 100,000 shares issuable under stock options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of certain transactions entered into between us and certain of our shareholders or affiliates during the last three years. Some of these relationships continue to be in effect and may result in conflicts of interest between us and those shareholders or affiliates.

THE SHAREHOLDERS AGREEMENT

     Each holder of common stock, series A convertible preferred stock and class A common stock entered into a shareholders agreement with us upon consummation of the Recapitalization. In accordance with the terms of the shareholders agreement, our Board of Directors consists of six directors, made up of two Hicks Muse designees, two Mills & Partners designees and Walter J. Kreiseder and Gerald J. Sommers. Also, the number of members of the Board of Directors may be expanded by the mutual agreement of Hicks Muse and Mills & Partners to include independent directors who are reasonably acceptable to Mr. Kreiseder and Mr. Sommers. Each party to the shareholders agreement agreed to vote his or its shares of common stock, series A convertible preferred stock and class A common stock and take all other actions necessary to give effect to the agreements contained therein, including without limitation the election of the Hicks Muse designees, the Mills & Partners designees and Mr. Kreiseder and Mr. Sommers to the Board of Directors.

     In addition, the shareholders agreement contains an irrevocable proxy in connection with which the initial holders of class A common stock and their transferees granted to James N. Mills, or to Hicks Muse if Mr. Mills is no longer an officer or director, the power to vote all shares of capital stock held by such parties on all matters concerning the election of directors as provided in the shareholders agreement.

     The shareholders agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties to the shareholders agreement to sell their shares of common stock in connection with certain sales of common stock by HMTF/CC Investments, LLC and its affiliates ("drag-along rights") and granting the parties to the shareholders agreement the right to include a portion of their shares of common stock in certain sales in which HMTF/CC Investments, LLC and its affiliates do not exercise their drag-along rights ("tag-along rights"). The shareholders agreement will terminate on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights contained in the shareholders agreement will terminate earlier upon the consummation of a firm commitment underwritten public offering of our common stock.

MONITORING AND OVERSIGHT AND FINANCIAL ADVISORY AGREEMENTS

     Following consummation of the Recapitalization, we entered into a monitoring and oversight agreement with an affiliate of Hicks Muse ("Hicks Muse Partners"), under which we pay Hicks Muse Partners an annual fee, payable quarterly, in an initial amount equal to $500,000 for monitoring and oversight services to be provided to us. In addition, we reimburse Hicks Muse Partners for its expenses incurred in connection with services rendered. The initial fee is adjusted, but not below the amount of the initial fee, on January 1 of each calendar year to an amount equal to 0.2% of our budgeted consolidated annual net sales for our then-current fiscal year. Upon the acquisition by us or any of our subsidiaries of another entity or business, the fee will be adjusted prospectively in the same manner using the pro forma combined budgeted consolidated annual net sales.

     We also entered into a financial advisory agreement with Hicks Muse Partners under which Hicks Muse Partners received a financial advisory fee in an amount equal to $5.3 million for its services as financial advisor to us in connection with the Recapitalization. We also reimbursed Hicks Muse Partners for its expenses incurred in connection with the Recapitalization. In addition, Hicks Muse Partners are entitled to receive a fee equal to 1.5% of the "transaction value", as defined below, for each "subsequent transaction", as defined below, in which we or any of our subsidiaries are involved. The term "transaction value" means the total value of the subsequent transaction, including without limitation, the aggregate amount of the funds required to complete the subsequent transaction, excluding any fees payable pursuant to the financial advisory agreement, including the amount of any indebtedness, preferred stock or similar items assumed, or remaining outstanding. The term "subsequent transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly or indirectly involving us or any of our subsidiaries or any of their respective subsidiaries and any other person or entity.

     Each of the monitoring and oversight agreement and the financial advisory agreement will terminate upon the earlier to occur of:

     - the tenth anniversary of its execution; or

     - the date on which Hicks Muse or its successors and their respective affiliates, including, without limitation, any equity fund sponsored by Hicks Muse or its successors, shall cease to own beneficially, any of our securities or the securities of any of our successors.

     Messrs. Furst and Blanks, who serve as two of our directors, are each principals of Hicks Muse Partners. In addition, we agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, if any, agents and employees from and against any and all claims, liabilities, losses, damages, expenses and fees and disbursements related to or arising out of or in connection with the services rendered by Hicks Muse Partners in connection with each of the monitoring and oversight agreement and the financial advisory agreement and not resulting from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to us under the monitoring and oversight agreement and the financial advisory agreement.

     The monitoring and oversight agreement and the financial advisory agreement each make available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. We do not believe that the services to be provided by Hicks Muse Partners could otherwise be obtained by us without the addition of personnel or the engagement of outside professional advisors. In our opinion, the fees to be provided for under these agreements reasonably reflect the benefits to be received by us.

REAL PROPERTY LEASES

     We lease two of our properties from entities in which two of our directors, Walter J. Kreiseder and Gerald J. Sommers, hold beneficial interests. The lessor of our facility in Wheeling, Illinois is KS/Wheeling L.L.C., a limited liability company of which Messrs. Kreiseder and Sommers are the only members. We have leased this property since September 1986, and the term of the lease expires in August 2007. We paid a total of $360,000 in rent in fiscal year 2000 and 1999. We lease the land on which one of our Buffalo Grove, Illinois facilities is located from Cole Taylor Bank, trustee of a trust for the benefit of Messrs. Kreiseder and Sommers. We have leased this property since August 1996, and the term of the lease expires in August 2011. We paid a total of $334,691 in rent in fiscal years 2000 and 1999. The terms of the leases are equivalent to terms available from independent third parties.

NOTES PURCHASE COMMITMENT

     In connection with the consummation of the Recapitalization, TCW/Crescent Mezzanine, L.L.C. and its affiliates (collectively, "TCW"), made a stand-by commitment to purchase the entire $100 million aggregate principal amount of the notes we originally offered. In consideration for this commitment, TCW received approximately $2.4 million in cash and warrants to purchase 1,800,000 shares of our common stock for $0.50 per share. In addition, TCW invested $10.0 million in HMTF/CC Investments, LLC. TCW/Crescent Mezzanine, L.L.C. is an affiliate of Hicks Muse.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     See Index to Financial Statements and Financial Schedules on page 11 of this report.

     (a) Exhibits:

        EXHIBIT
        NUMBER                                   DESCRIPTION
        -------                                  -----------
           2.1           -- Recapitalization Agreement, dated July 13, 1999, by and among HMTF/CC Investments, L.P., Courtesy Corporation,
                            Creative Packaging Corp., Courtesy Sales Corp. and the
                            shareholders party thereto.*
           3.1           -- Articles of Incorporation of LLS Corp., as amended.*
           3.2           -- Amended and Restated Bylaws of LLS Corp.*
           4.1           -- Indenture, dated July 30, 1999, by and between LLS Corp., as issuer, and The Bank of New York, as trustee.*
          10.1           -- Credit Agreement, dated July 30, 1999, by and among LLS
                            Corp., certain lenders, Bank of America, N.A., as
                            administrative agent, Credit Suisse First Boston, as
                            syndication agent, and Bankers Trust Company, as
                            documentation agent.*
          10.2           -- Escrow Agreement, dated July 30, 1999, by and among LLS
                            Corp., Walter J. Kreiseder, Gerald J. Sommers and
                            American National Bank & Trust Company.*
          10.3           -- Warrant Agreement, dated July 30, 1999, by and among LLS
                            Corp. and the purchasers party thereto.*
          10.4           -- Shareholders Agreement, dated July 30, 1999, by and among
                            LLS Corp. and the securityholders listed on the signature
                            pages thereof.*
          10.5           -- Monitoring and Oversight Agreement, dated July 30, 1999, by and among LLS Corp., Courtesy Corporation, Creative
                            Packaging Corp., Courtesy Sales Corp. and Hicks Muse &
                            Co. Partners, L.P.*
          10.6           -- Financial Advisory Agreement, dated July 30, 1999, by and among LLS Corp., Courtesy Corporation, Creative Packaging
                            Corp., Courtesy Sales Corp. and Hicks Muse & Co.
                            Partners, L.P.*
          10.7           -- Employment Agreement, dated July 30, 1999, by and between
                            LLS Corp. and James N. Mills.*
          10.8           -- Employment Agreement, dated July 30, 1999, by and between
                            LLS Corp. and David M. Sindelar.*
          10.9           -- Employment Agreement, dated July 30, 1999, by and between
                            Courtesy Corporation and Walter J. Kreiseder.*
          10.10          -- Employment Agreement, dated July 30, 1999, by and between
                            Courtesy Corporation and Gerald J. Sommers.*
          10.11          -- Courtesy Group 1999 Stock Option Plan for Key Employees.*
          10.12          -- Second Amendment to Credit Agreement dated December 31,
                            1999, by and among LLS Corp., certain lenders, Bank of America,
                            N.A. as administrative agent, Credit Suisse First Boston,
                            Syndication Agent and Bankers Trust Company, as documentation agent.
          10.13          -- Third Amendment to Credit Agreement dated September 8,
                            2000, by and among LLS Corp., certain lenders, Bank of America,
                            N.A. as administrative agent, Credit Suisse First Boston,
                            Syndication Agent and Bankers Trust Company, as documentation agent.
          12.1           -- Computation of Earnings to Fixed Charges.*
          21.1           -- Subsidiaries of LLS Corp.*
          27.1           -- Financial Data Schedule for the Fiscal Year Ended
                            September 30, 2000 and 1999.+

----------

* Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-88007, dated September 29, 1999.

+ Filed herewith.

     (b) Reports on Form 8-K: Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in St. Louis, Missouri, on December 8, 2000.

                                           LLS CORP.

                                           By:    /s/ DAVID M. SINDELAR
                                             -----------------------------------
                                                      David M. Sindelar
                                               Senior Vice President and Chief
                                                      Financial Officer
                                               (Principal Financial Officer)


                                           By:    /s/ WESLEY D. DEHAVEN
                                             -----------------------------------
                                                      Wesley D. DeHaven
                                                   Vice President - Finance
                                                  (Chief Accounting Officer)


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                /s/ JAMES N. MILLS                     Chairman of the Board and Chief      December 8, 2000
-----------------------------------------------------    Executive Officer
                   James N. Mills

               /s/  DAN H. BLANKS                      Director                             December 8, 2000
-----------------------------------------------------
                   Dan H. Blanks

                  /s/ JACK D. FURST                    Director                             December 8, 2000
-----------------------------------------------------
                    Jack D. Furst

                /s/ DAVID M. SINDELAR                  Senior Vice President, Chief         December 8, 2000
-----------------------------------------------------    Financial Officer and Director
                  David M. Sindelar

              /s/ WALTER J. KREISEDER                  Director                             December 8, 2000
-----------------------------------------------------
                 Walter J. Kreiseder

                /s/ GERALD J. SOMMERS                  Director                             December 8, 2000
-----------------------------------------------------
                  Gerald J. Sommers


                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                                   DESCRIPTION
        -------                                  -----------
           2.1           -- Recapitalization Agreement, dated July 13, 1999, by and among HMTF/CC Investments, L.P., Courtesy Corporation,
                            Creative Packaging Corp., Courtesy Sales Corp. and the
                            shareholders party thereto.*
           3.1           -- Articles of Incorporation of LLS Corp., as amended.*
           3.2           -- Amended and Restated Bylaws of LLS Corp.*
           4.1           -- Indenture, dated July 30, 1999, by and between LLS Corp., as issuer, and The Bank of New York, as trustee.*
          10.1           -- Credit Agreement, dated July 30, 1999, by and among LLS
                            Corp., certain lenders, Bank of America, N.A., as
                            administrative agent, Credit Suisse First Boston, as
                            syndication agent, and Bankers Trust Company, as
                            documentation agent.*
          10.2           -- Escrow Agreement, dated July 30, 1999, by and among LLS
                            Corp., Walter J. Kreiseder, Gerald J. Sommers and
                            American National Bank & Trust Company.*
          10.3           -- Warrant Agreement, dated July 30, 1999, by and among LLS
                            Corp. and the purchasers party thereto.*
          10.4           -- Shareholders Agreement, dated July 30, 1999, by and among
                            LLS Corp. and the securityholders listed on the signature
                            pages thereof.*
          10.5           -- Monitoring and Oversight Agreement, dated July 30, 1999, by and among LLS Corp., Courtesy Corporation, Creative
                            Packaging Corp., Courtesy Sales Corp. and Hicks Muse &
                            Co. Partners, L.P.*
          10.6           -- Financial Advisory Agreement, dated July 30, 1999, by and among LLS Corp., Courtesy Corporation, Creative Packaging
                            Corp., Courtesy Sales Corp. and Hicks Muse & Co.
                            Partners, L.P.*
          10.7           -- Employment Agreement, dated July 30, 1999, by and between
                            LLS Corp. and James N. Mills.*
          10.8           -- Employment Agreement, dated July 30, 1999, by and between
                            LLS Corp. and David M. Sindelar.*
          10.9           -- Employment Agreement, dated July 30, 1999, by and between
                            Courtesy Corporation and Walter J. Kreiseder.*
          10.10          -- Employment Agreement, dated July 30, 1999, by and between
                            Courtesy Corporation and Gerald J. Sommers.*
          10.11          -- Courtesy Group 1999 Stock Option Plan for Key Employees.*
          10.12          -- Second Amendment to Credit Agreement dated December 31,
                            1999, by and among LLS Corp., certain lenders, Bank of America,
                            N.A. as administrative agent, Credit Suisse First Boston,
                            Syndication Agent and Bankers Trust Company, as documentation agent.
          10.13          -- Third Amendment to Credit Agreement dated September 8,
                            2000, by and among LLS Corp., certain lenders, Bank of America,
                            N.A. as administrative agent, Credit Suisse First Boston,
                            Syndication Agent and Bankers Trust Company, as documentation agent.
          12.1           -- Computation of Earnings to Fixed Charges.*
          21.1           -- Subsidiaries of LLS Corp.*
          27.1           -- Financial Data Schedule for the Fiscal Year Ended
                            September 30, 2000 and 1999.+

----------

* Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-88007, dated September 29, 1999.

+ Filed herewith.