Form 10-Q
period 2000-12-31
LLS CORP
filed 2001-02-14
CIK 1095351

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2000
                                 ---------------------------------------------
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


                                                         Outstanding at
           Class                                        January 31, 2001
----------------------------                           -----------------


  Common Stock                                             55,333,333

                                    LLS CORP.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
LLS Corp.
     Condensed Consolidated Balance Sheets as of December 31, 2000 and
          September 30, 2000 ......................................................................... 1
     Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2000 and 1999.................................................... 2
     Condensed Consolidated Statements of Cash Flows for the three month periods ended December 31, 2000 and 1999.................................................... 3
     Notes to Condensed Consolidated Financial Statements............................................. 4
     Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................................... 5
     Quantitative and Qualitative Disclosure About Market Risk ....................................... 7

PART II - OTHER INFORMATION........................................................................... 8

SIGNATURES............................................................................................ 9

                                    LLS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                December 31,      September 30,
                                                                    2000              2000
                                                                ------------      -------------
ASSETS                                                          (Unaudited)
Current assets:
  Cash ................................................         $         --       $         --
  Accounts receivable, less allowance of $530 .........               20,259             20,912
  Inventories .........................................               22,892             24,837
  Other current assets ................................                1,275              1,107
                                                                ------------       ------------
    Total current assets ..............................               44,426             46,856
Property, plant and equipment, net ....................               83,134             84,800
Intangibles and other assets ..........................               24,442             25,215
                                                                ------------       ------------
    Total assets ......................................         $    152,002       $    156,871
                                                                ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long term debt ................         $      3,200       $      3,200
  Accounts payable ....................................                9,823             13,949
  Accrued and other liabilities .......................                8,327              8,147
  Accrued interest ....................................                6,389              4,945
                                                                ------------       ------------
    Total current liabilities .........................               27,739             30,241
Long-term obligations .................................              249,300            247,100
Other long-term liabilities ...........................                7,803              8,383
                                                                ------------       ------------
    Total liabilities .................................              284,842            285,724
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par
    value, 100,000,000 shares authorized,
    78,000,000 shares issued and outstanding ..........                  780                780
  Common stock, $.01 par value, 500,000,000
    shares authorized, 55,333,333 shares issued
    and outstanding ...................................                  553                553
  Warrants for common stock ...........................                  900                900
  Additional paid-in capital ..........................               75,167             75,167

  Accumulated deficit .................................             (210,240)          (206,253)
                                                                ------------       ------------
    Total stockholders' equity (deficit) ..............             (132,840)          (128,853)
                                                                ------------       ------------
    Total liabilities and stockholders'
    equity (deficit) ..................................         $    152,002       $    156,871
                                                                ============       ============


   See accompanying notes to the condensed consolidated financial statements.

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months
                                                                   Ended December 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
Net sales .............................................     $     33,809      $     35,953

Operating expenses:
  Cost of sales .......................................           24,663            25,118
  Selling, general and administrative .................            4,228             4,059
  Depreciation and amortization .......................            3,654             3,398
                                                            ------------      ------------

Operating income ......................................            1,264             3,378

Other expense:
  Interest expense ....................................            6,944             6,150
  Amortization of deferred financing costs ............              700               693
  Other, net ..........................................               --                 8
                                                            ------------      ------------

Income (loss) before income tax provision (benefit) ...           (6,380)           (3,473)

Income tax provision (benefit) ........................           (2,393)           (1,250)
                                                            ------------      ------------

Net income (loss) .....................................     $     (3,987)     $     (2,223)
                                                            ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Three Months
                                                                    Ended December 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
Cash flows from operating activities:

  Net income (loss)  ..................................     $     (3,987)     $     (2,223)

  Adjustments to reconcile net income (loss) to net cash from operating activities:

    Depreciation and amortization .....................            3,654             3,398
    Amortization of deferred financing costs ..........              700               693

    Change in assets and liabilities:

      Accounts receivable .............................              653             6,217
      Inventories .....................................            1,945             1,450
      Other assets ....................................             (178)            1,033
      Accounts payable ................................           (4,126)           (7,203)
      Accrued and other liabilities ...................             (400)           (1,320)
      Accrued interest ................................            1,444             2,774
                                                            ------------      ------------

Net cash from operating activities ....................             (295)            4,819
                                                            ------------      ------------

Cash flows from investing activities:

  Capital expenditures ................................           (1,905)           (6,002)
                                                            ------------      ------------

Net cash from investing activities ....................           (1,905)           (6,002)
                                                            ------------      ------------

Cash flows from financing activities:

   Borrowings from long-term obligations ..............           18,400                --
   Repayments of long-term obligations ................          (16,200)               --
                                                            ------------      ------------
Net cash from financing activities ....................            2,200                --
                                                            ------------      ------------

Net change in cash ....................................               --            (1,183)
Cash, beginning of period .............................               --             4,140
                                                            ------------      ------------

Cash, end of period ...................................     $         --      $      2,957
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

2.       Basis of Presentation

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K previously filed with the Securities and Exchange Commission.

3.       Inventories

         The composition of inventories at December 31, 2000 is as follows:

         Raw materials . . . . . . . . . . . . . . . .    $    6,477
         Work-in-process . . . . . . . . . . . . . . .         7,112
         Finished goods  . . . . . . . . . . . . . . .         9,303
                                                          ----------
           Total  . . . . . . . . .  . . . . . . . . .    $   22,892
                                                          ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has made forward-looking statements in this Form 10-Q, including this section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations," that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, financing plans, competitive position, potential growth opportunities, business strategies, benefits resulting from the transactions completed and the effects of competition. Forward looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or other similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be put on any forward-looking statements.

The Company does not have any intention or obligation to update forward-looking statements after distribution of this Form 10-Q. Many important factors could cause the Company's results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in operating results and customer orders, competitive environment, reliance on our largest customers, our ability to obtain raw materials, our ability to protect our patents and trade secrets, environmental laws and regulations, risk associated with our acquisition strategy, our substantial indebtedness and control by our largest stockholders.

The following discussion and analysis includes the results of operations for the three months ended December 31, 2000 and 1999 for LLS Corp.



                                                      Three Months Ended
                                                         December 31,
                                                  -------------------------
                                                     2000           1999
                                                  ----------     ----------
                                                       (In thousands)

Net sales ...................................     $   33,809     $   35,953
Cost of sales ...............................         24,663         25,118
Selling, general and administrative .........          4,228          4,059
Depreciation and amortization ...............          3,654          3,398
                                                  ----------     ----------

Operating income ............................     $    1,264     $    3,378
                                                  ==========     ==========



Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net sales for the three months ended December 31, 2000 were $33.8 million, representing a $2.1 million or 6.0% decrease compared to the same period in the prior year. This net decrease primarily reflected the impact of inventory adjustments made by certain customers.

Cost of sales decreased $0.5 million or 1.8%, to $24.7 million during the three months ended December 31, 2000 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales increased to 72.9% for the three months ended December 31, 2000 from 69.9% for the comparable period in the prior year. The overall increase in cost of sales as a percentage of net sales during the first quarter of fiscal 2001, was due to non-contributing costs incurred in connection with the delay of a major project. These non-contributing costs included the expense of keeping a trained work team in place during the project delay period. In addition, the increase in cost of sales as a percentage of sales was due to certain selling price pressure and higher average resin prices. Because we pass a significant portion of resin price fluctuations on to our customers, a higher average resin price leads to a lower gross margin percentage but generally has no significant impact on gross margin dollars. Offsetting these factors were improved manufacturing efficiencies resulting from continuous improvement programs and plant automation projects.

Selling, general and administrative expenses increased $0.2 million or 4.2% to $4.2 million for the three months ended December 31, 2000 compared to the same period in the prior year. Selling, general and administrative expenses expressed as a percentage of sales increased to 12.5% for the three months ended December 31, 2000 from 11.3% for the comparable period in the prior year. Contributing to these increases were higher fixed general and administrative costs resulting from annual wage increases and rising employee benefits costs.

Depreciation and amortization increased $0.3 million to $3.7 million for the three months ended December 31, 2000 compared to the same period in the prior year. This increase primarily reflects net increases in depreciable assets from new equipment purchases and mold construction costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $(0.3) million for the three months ended December 31, 2000, compared to $4.8 million for the three months ended December 31, 1999. The fluctuation was primarily due to an increase in interest costs related to the Senior Credit Facility as well as working capital fluctuations.

Net cash from investing activities, representing capital expenditures, was $(1.9) million for the three months ended December 31, 2000, compared to $(6.0) million during the comparable period for the prior year.

Net cash flows from financing activities were $2.2 for the three months ended December 31, 2000, compared to $0 used in financing activities for the same period in the prior year. Cash from financing activities during the three months ended December 31, 2000 represented net borrowings from the Senior Credit Facility.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rates and raw material price exposure.

INTEREST RATE RISK

At December 31, 2000, approximately $152.5 million of the Company's long-term obligations, specifically, borrowings outstanding under the Senior Credit Facility bore interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three months ended December 31, 2000 would have increased by approximately $0.8 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $0.5 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the interest rates projected above.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In accordance with the recapitalization agreement (the "Agreement") entered into in connection with the 1999 recapitalization of the Company, the Company is seeking recovery of claims filed against Walter J. Kreiseder and Gerald J. Sommers and certain related trusts (the "Shareholders"), for breaches by the Shareholders of representations, that include the distribution of monies placed in escrow established under the Agreement. A court case is currently pending to resolve these issues in circuit court in Chicago, Illinois.

Item 6.  Exhibits and Reports on Form 8-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the three months ended December 31, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            By:          /s/  DAVID M. SINDELAR
                                               --------------------------------
Dated:     February 14, 2001                Name:  David M. Sindelar
                                            Title: Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)


                                            By:          /s/  WESLEY D. DEHAVEN
                                               --------------------------------
                                            Name:  Wesley D. DeHaven
                                            Title: Vice President - Finance
                                                   (Chief Accounting Officer)