Form 10-Q
period 2001-03-31
LLS CORP
filed 2001-05-11
CIK 1095351

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                                 ---------------------------------------------
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


                                                         Outstanding at
           Class                                         April 30, 2001
----------------------------                           -----------------


  Common Stock                                             55,333,333

                                    LLS CORP.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
LLS Corp.
     Condensed Consolidated Balance Sheets as of March 31, 2001 and
          September 30, 2000 ......................................................................... 1
     Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2001 and 2000....................................................... 2
     Condensed Consolidated Statements of Cash Flows for the six month periods ended March 2001 and 2000........................................................... 3
     Notes to Condensed Consolidated Financial Statements............................................. 4
     Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................................... 5
     Quantitative and Qualitative Disclosure About Market Risk ....................................... 7

PART II - OTHER INFORMATION........................................................................... 8

SIGNATURES............................................................................................ 9

                                    LLS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                  March 31,       September 30,
                                                                    2001              2000
                                                                ------------      -------------
ASSETS                                                          (Unaudited)
Current assets:
  Cash ................................................         $         --       $         --
  Accounts receivable, less allowance of $530 .........               23,944             20,912
  Inventories .........................................               22,738             24,837
  Other current assets ................................                1,400              1,107
                                                                ------------       ------------
    Total current assets ..............................               48,082             46,856
Property, plant and equipment, net ....................               82,538             84,800
Intangibles and other assets ..........................               23,644             25,215
                                                                ------------       ------------
    Total assets ......................................         $    154,264       $    156,871
                                                                ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long term debt ................         $      3,200       $      3,200
  Accounts payable ....................................               16,806             13,949
  Accrued and other liabilities .......................                7,236              8,147
  Accrued interest ....................................                4,802              4,945
                                                                ------------       ------------
    Total current liabilities .........................               32,044             30,241
Long-term obligations .................................              248,350            247,100
Other long-term liabilities ...........................                7,380              8,383
                                                                ------------       ------------
    Total liabilities .................................              287,774            285,724
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par
    value, 100,000,000 shares authorized,
    78,000,000 shares issued and outstanding ..........                  780                780
  Common stock, $.01 par value, 500,000,000
    shares authorized, 55,333,333 shares issued
    and outstanding ...................................                  553                553
  Warrants for common stock ...........................                  900                900
  Additional paid-in capital ..........................               75,167             75,167

  Accumulated deficit .................................             (210,910)          (206,253)
                                                                ------------       ------------
    Total stockholders' equity (deficit) ..............             (133,510)          (128,853)
                                                                ------------       ------------
    Total liabilities and stockholders'
    equity (deficit) ..................................         $    154,264       $    156,871
                                                                ============       ============


   See accompanying notes to the condensed consolidated financial statements.

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months                     Six Months
                                                                   Ended March 31,                  Ended March 31,
                                                            ------------------------------   ------------------------------
                                                                2001              2000           2001              2000
                                                            ------------      ------------   ------------      ------------
Net sales .............................................     $     41,351      $     40,559   $     75,160      $     76,512

Operating expenses:
  Cost of sales .......................................           27,801            26,352         52,464            51,470
  Selling, general and administrative .................            3,887             4,244          8,115             8,303
  Depreciation and amortization .......................            3,699             3,556          7,353             6,954
                                                            ------------      ------------   ------------      ------------

Operating income ......................................            5,964             6,407          7,228             9,785

Other expense:
  Interest expense ....................................            6,336             6,238         13,280            12,388
  Amortization of deferred financing costs ............              700               672          1,400             1,365
  Other, net ..........................................               --                90             --                98
                                                            ------------      ------------   ------------      ------------

Income (loss) before income tax provision (benefit) ...           (1,072)             (593)        (7,452)           (4,066)

Income tax provision (benefit) ........................             (402)             (213)        (2,795)           (1,463)
                                                            ------------      ------------   ------------      ------------

Net income (loss) .....................................     $       (670)     $       (380)  $     (4,657)     $     (2,603)
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

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Six Months
                                                                    Ended March 31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
Cash flows from operating activities:

  Net income (loss)  ..................................     $     (4,657)     $     (2,603)

  Adjustments to reconcile net income (loss) to net cash from operating activities:

    Depreciation and amortization .....................            7,353             6,954
    Amortization of deferred financing costs ..........            1,400             1,365

    Change in assets and liabilities:

      Accounts receivable .............................           (3,032)             (702)
      Inventories .....................................            2,099               347
      Other assets ....................................             (290)              747
      Accounts payable ................................            2,857            (4,177)
      Accrued and other liabilities ...................           (1,913)           (3,460)
      Accrued interest ................................             (143)             (408)
                                                            ------------      ------------

Net cash from operating activities ....................            3,674            (1,937)
                                                            ------------      ------------

Cash flows from investing activities:

  Capital expenditures ................................           (4,924)           (8,603)
                                                            ------------      ------------

Net cash from investing activities ....................           (4,924)           (8,603)
                                                            ------------      ------------

Cash flows from financing activities:

   Borrowings from long-term obligations ..............           36,250            18,000
   Repayments of long-term obligations ................          (35,000)          (11,600)
                                                            ------------      ------------
Net cash from financing activities ....................            1,250             6,400
                                                            ------------      ------------

Net change in cash ....................................               --            (4,140)
Cash, beginning of period .............................               --             4,140
                                                            ------------      ------------

Cash, end of period ...................................     $         --      $         --
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

2.       Basis of Presentation

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K previously filed with the Securities and Exchange Commission.

3.       Inventories

         The composition of inventories at March 31, 2001 is as follows:

         Raw materials . . . . . . . . . . . . . . . .    $    7,462
         Work-in-process . . . . . . . . . . . . . . .         6,536
         Finished goods  . . . . . . . . . . . . . . .         8,740
                                                          ----------
           Total  . . . . . . . . .  . . . . . . . . .    $   22,738
                                                          ==========

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

The following discussion and analysis includes the results of operations for the three and six months ended March 31, 2001 and 2000 for LLS Corp.


                                                      Three Months Ended            Six Months Ended
                                                           March 31,                    March 31,
                                                  -------------------------     -------------------------
                                                     2001           2000           2001           2000
                                                  ----------     ----------     ----------     ----------
                                                       (In thousands)

Net sales ...................................     $   41,351     $   40,559     $   75,160     $   76,512
Cost of sales ...............................         27,801         26,352         52,464         51,470
Selling, general and administrative .........          3,887          4,244          8,115          8,303
Depreciation and amortization ...............          3,699          3,556          7,353          6,954
                                                  ----------     ----------     ----------     ----------

Operating income ............................     $    5,964     $    6,407     $    7,228     $    9,785
                                                  ==========     ==========     ==========     ==========



Three Months Ended March 31, 2001 Compared to Three Months Ended December 31,
2000

Net sales for the three months ended March 31, 2001 were $41.4 million, representing a $0.8 million or 2.0% increase compared to the same period in the prior year. This net increase primarily reflected the overall fluctuation in existing customer accounts.

Cost of sales increased $1.4 million or 5.5%, to $27.8 million during the three months ended March 31, 2001 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales increased to 67.2% for the three months ended March 31, 2001 from 65.0% for the comparable period in the prior year. The overall increase in cost of sales as a percentage of net sales during the second quarter of fiscal 2001, was primarily due to certain selling price pressure and higher average resin prices. Because we pass a significant portion of resin price fluctuations on to our customers, a higher average resin price leads to a lower gross margin percentage but generally has no significant impact on gross margin dollars. Offsetting these factors were improved manufacturing efficiencies resulting from continuous improvement programs and plant automation projects.

Selling, general and administrative expenses decreased $0.4 million or 8.4% to $3.9 million for the three months ended March 31, 2001 compared to the same period in the prior year. This net decrease was due to cost containment efforts and decreased spending levels, which were offset by higher fixed general and administrative costs resulting from annual wage increases and rising employee benefit costs.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Net sales for the six months ended March 31, 2001 were $75.2 million, representing a $1.3 million or 1.9% decrease compared to the same period in the prior year. This net decrease primarily reflected the overall fluctuation in existing customer accounts.

Cost of sales increased $1.0 million or 1.9% to $52.5 million during the six months ended March 31, 2001 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales increased to 69.8% for the six months ended March 31, 2001 from 67.3% for the comparable period in the prior year. The overall increase in cost of sales as a percentage of net sales during the first quarter of fiscal 2001 was due to certain selling price pressure and higher average resin prices. Because we pass a significant portion of resin price fluctuations on to our customers, a higher average resin price leads to a lower gross margin percentage but generally has no significant impact on gross margin dollars. Offsetting these factors were improved manufacturing efficiencies resulting from continuous improvement programs and plant automation projects.

Selling, general and administrative expenses decreased $0.2 millions or 2.3% to $8.1 million for the six months ended March 31, 2001 compared to the same period in the prior year. This net decrease is due to cost containment efforts and decreased spending levels, which were offset by higher fixed general and administrative costs resulting from annual wage increases and rising employee benefit costs.

Depreciation and amortization increased $0.4 million to $7.4 million for the six months ended March 31, 2001 compared to the same period in the prior year. This increase primarily reflects net increases in depreciable assets from new equipment purchases and mold construction costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $3.7 million for the six months ended March 31, 2001, compared to $(1.9) million for the six months ended March 31, 2000. The fluctuation was primarily due to overall working capital improvements.

Net cash from investing activities, representing capital expenditures, was $(4.9) million for the three months ended March 31, 2001, compared to $(8.6) million during the comparable period for the prior year.

Net cash flows from financing activities were $1.2 for the six months ended March 31, 2001, compared to $6.4 from financing activities for the same period in the prior year. Cash from financing activities during the six months ended March 31, 2001 represented net borrowings from the Senior Credit Facility.

Our principal liquidity requirements will be for debt service, working capital needs and capital expenditures. At March 31, 2001, we had approximately $48.5 million of available borrowing capacity under the revolving loan facility of our credit agreement. Our credit agreement requires us to comply with certain financial covenants. As of March 31, 2001, we were in compliance with these covenants. There can be no assurances that certain factors will not occur, including those identified above under "Results of Operations," which may impact our ability to satisfy these financial covenants in the future. The failure to comply with these financial covenants absent a waiver or amendment to our credit agreement could limit our ability to borrow under the revolving loan facility and could lead to the acceleration of credit agreement borrowings and certain other indebtedness.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rates and raw material price exposure.

INTEREST RATE RISK

At March 31, 2001, approximately $151.5 million of the Company's long-term obligations, specifically, borrowings outstanding under the Senior Credit Facility bore interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the six months ended March 31, 2001 would have increased by approximately $1.5 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $0.9 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the interest rates projected above.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the three months ended March 31, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            LLS Corp.

                                            By:          /s/  DAVID M. SINDELAR
                                               --------------------------------
Dated:     May 11, 2001                     Name:  David M. Sindelar
                                            Title: Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)


                                            By:          /s/  WESLEY D. DEHAVEN
                                               --------------------------------
                                            Name:  Wesley D. DeHaven
                                            Title: Vice President - Finance
                                                   (Chief Accounting Officer)