Form 10-Q
period 2001-06-30
LLS CORP
filed 2001-08-14
CIK 1095351

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                                 ---------------------------------------------
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


                                                         Outstanding at
           Class                                         July 31, 2001
----------------------------                           -----------------


  Common Stock                                             55,333,333

                                    LLS CORP.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
LLS Corp.
     Condensed Consolidated Balance Sheets as of June 30, 2001 and
          September 30, 2000 ......................................................................... 1
     Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2001 and 2000........................................................ 2
     Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2001 and 2000........................................................ 3
     Notes to Condensed Consolidated Financial Statements............................................. 4
     Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................................... 5
     Quantitative and Qualitative Disclosure About Market Risk ....................................... 7

PART II - OTHER INFORMATION........................................................................... 8

SIGNATURES............................................................................................ 9

                                    LLS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                  June 30,        September 30,
                                                                    2001              2000
                                                                ------------      -------------
ASSETS                                                          (Unaudited)
Current assets:
  Cash ................................................         $      5,235       $         --
  Accounts receivable, less allowance of $530 .........               24,218             20,912
  Inventories .........................................               24,947             24,837
  Other current assets ................................                1,389              1,107
                                                                ------------       ------------
    Total current assets ..............................               55,789             46,856
Property, plant and equipment, net ....................               82,110             84,800
Intangibles and other assets ..........................               23,073             25,215
                                                                ------------       ------------
    Total assets ......................................         $    160,972       $    156,871
                                                                ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long term debt ................         $    265,000       $      3,200
  Accounts payable ....................................               12,275             13,949
  Accrued and other liabilities .......................               10,774              8,147
  Accrued interest ....................................                7,475              4,945
                                                                ------------       ------------
    Total current liabilities .........................              295,524             30,241
Long-term obligations .................................                   --            247,100
Other long-term liabilities ...........................                6,340              8,383
                                                                ------------       ------------
    Total liabilities .................................              301,864            285,724
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.01 par
    value, 100,000,000 shares authorized,
    78,000,000 shares issued and outstanding ..........                  780                780
  Common stock, $.01 par value, 500,000,000
    shares authorized, 55,333,333 shares issued
    and outstanding ...................................                  553                553
  Warrants for common stock ...........................                  900                900
  Additional paid-in capital ..........................               75,167             75,167

  Accumulated deficit .................................             (218,292)          (206,253)
                                                                ------------       ------------
    Total stockholders' equity (deficit) ..............             (140,892)          (128,853)
                                                                ------------       ------------
    Total liabilities and stockholders'
    equity (deficit) ..................................         $    160,972       $    156,871
                                                                ============       ============


   See accompanying notes to the condensed consolidated financial statements.

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months                    Nine Months
                                                                    Ended June 30,                  Ended June 30,
                                                            ------------------------------   ------------------------------
                                                                2001              2000           2001              2000
                                                            ------------      ------------   ------------      ------------
Net sales .............................................     $     39,432      $     46,671   $    114,592      $    123,183

Operating expenses:
  Cost of sales .......................................           29,561            29,651         82,025            81,121
  Selling, general and administrative .................            3,874             3,395         11,989            11,698
  Depreciation and amortization .......................            3,674             3,491         11,027            10,445
                                                            ------------      ------------   ------------      ------------

Operating income ......................................            2,323            10,134          9,551            19,919

Other expense:
  Interest expense ....................................            6,210             6,467         19,490            18,855
  Amortization of deferred financing costs ............              700               672          2,100             2,037
  Other, net ..........................................               --               476             --               574
                                                            ------------      ------------   ------------      ------------

Income (loss) before income tax provision (benefit) ...           (4,587)            2,519        (12,039)           (1,547)

Income tax provision (benefit) ........................            2,795               907             --              (556)
                                                            ------------      ------------   ------------      ------------

Net income (loss) .....................................     $     (7,382)     $      1,612   $    (12,039)     $       (991)
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

                                    LLS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Nine Months
                                                                     Ended June 30,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
Cash flows from operating activities:

  Net income (loss)  ..................................     $    (12,039)     $       (991)

  Adjustments to reconcile net income (loss) to net cash from operating activities:

    Depreciation and amortization .....................           11,027            10,445
    Amortization of deferred financing costs ..........            2,100             2,037

    Change in assets and liabilities:

      Accounts receivable .............................           (3,306)           (2,190)
      Inventories .....................................             (110)            2,507
      Other assets ....................................             (493)            1,437
      Accounts payable ................................           (1,674)           (4,370)
      Accrued and other liabilities ...................              584            (7,478)
      Accrued interest ................................            2,530             2,578
                                                            ------------      ------------

Net cash from operating activities ....................           (1,381)            3,975
                                                            ------------      ------------

Cash flows from investing activities:

  Capital expenditures ................................           (8,084)          (10,915)
                                                            ------------      ------------

Net cash from investing activities ....................           (8,084)          (10,915)
                                                            ------------      ------------

Cash flows from financing activities:

   Borrowings from long-term obligations ..............           67,900            37,800
   Repayments of long-term obligations ................          (53,200)          (35,000)
                                                            ------------      ------------
Net cash from financing activities ....................           14,700             2,800
                                                            ------------      ------------

Net change in cash ....................................            5,235            (4,140)
Cash, beginning of period .............................               --             4,140
                                                            ------------      ------------

Cash, end of period ...................................     $      5,235      $         --
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

2.       Basis of Presentation

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K previously filed with the Securities and Exchange Commission.

3.       Inventories

         The composition of inventories at June 30, 2001 is as follows:

         Raw materials . . . . . . . . . . . . . . . .    $    7,986
         Work-in-process . . . . . . . . . . . . . . .         8,557
         Finished goods  . . . . . . . . . . . . . . .         8,404
                                                          ----------
           Total  . . . . . . . . .  . . . . . . . . .    $   24,947
                                                          ==========

4.       Liquidity

         The Company's ability to fund operations, make capital expenditures and meet its debt service obligations or to refinance its indebtedness will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. There can be no assurance that the Company's results of operations, cash flows and capital resources will be sufficient to fund its operations and capital expenditures. In the absence of the Company's ability to adequately fund its operations and capital expenditures and make modifications to the credit agreement and senior subordinated notes, the Company may face liquidity problems and an inability to meet its debt service obligations. Based upon the outcome of these factors, the auditor's report for the Company's financial statements for the year ending September 30, 2001 may be modified.

         The Company has entered into a forbearance agreement related to its credit agreement under which the lenders agreed to refrain from exercising any rights or remedies with respect to payment default and failure to satisfy certain financial covenants for the quarter ended June 30, 2001. Because this agreement expires on October 31, 2001, the Company has classified the outstanding credit agreement and the senior subordinated note indebtedness as current liabilities.

         The Company has retained a financial advisor to assist in its review of its capital structure and financial position. The Company has commenced discussions with its commercial lenders and is in the process of initiating discussions with the holders of the senior subordinated notes.

5.       Intangible Assets

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Accordingly, the adoption of SFAS 141 will not have an impact on the Company's consolidated financial statements. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company is currently assessing the impact that SFAS 142 will have on their financial statements. In conjunction with this assessment and the preceding discussion of liquidity, the Company is assessing the carrying value of goodwill and expects to conclude on this matter before the filing of its Form 10-K for the current fiscal year.

6.       Valuation Allowance

         Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods that temporary differences and carryforwards are expected to be available to reduce taxable income. As such, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of its net operating loss carryforwards.

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

The following discussion and analysis includes the results of operations for the three and nine months ended June 30, 2001 and 2000 for LLS Corp.

                                                      Three Months Ended            Nine Months Ended
                                                           June 30,                     June 30,
                                                  -------------------------     -------------------------
                                                     2001           2000           2001           2000
                                                  ----------     ----------     ----------     ----------
                                                                       (In thousands)

Net sales ...................................     $   39,432     $   46,671     $  114,592     $  123,183
Cost of sales ...............................         29,561         29,651         82,025         81,121
Selling, general and administrative .........          3,874          3,395         11,989         11,698
Depreciation and amortization ...............          3,674          3,491         11,027         10,445
                                                  ----------     ----------     ----------     ----------

Operating income ............................     $    2,323     $   10,134     $    9,551     $   19,919
                                                  ==========     ==========     ==========     ==========

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net sales for the three months ended June 30, 2001 were $39.4 million, representing a $7.2 million or 15.5% decrease compared to the same period in the prior year. This decrease primarily reflected selling price pressures, delays in new projects and an overall decrease in demand due to economic factors.

Cost of sales decreased by less than 1% to $29.6 million during the three months ended June 30, 2001 compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales increased to 75.0% during the three months ended June 30, 2001 from 63.5% for the comparable period in the prior year. The overall increase in cost of sales as a percentage of net sales during the third quarter of fiscal 2001, was primarily due to selling price pressures, higher labor and utility costs and the overall absorption effects of lower sales volume.

Selling, general and administrative expenses increased $0.5 million or 14.1% for the three months ended June 30, 2001 compared to the same period in the prior year. This increase was primarily due to higher fixed general and administrative costs resulting from annual wage increases and rising insurance costs.

The Company's effective income tax rate changed due to uncertainties related to the realizability of income tax benefits on the Company's net operating losses.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Net sales for the nine months ended June 30, 2001 were $114.6 million, representing an $8.6 million or 7.0% decrease compared to the same period in the prior year. This decrease primarily reflected selling price pressures, delays in new projects and an overall decrease in demand due to economic factors.

Cost of sales increased $0.9 million or 1.1% during the nine months ended June 30, 2001, compared to the same period in the prior year. Cost of sales expressed as a percentage of net sales increased to 71.6% during the nine months ended June 30, 2001 from 65.9% for the comparable period in the prior year. The overall increase in cost of sales as a percentage of net sales during the nine months ended June 30, 2001 was due to selling price pressures, higher utility costs and the overall absorption effects of lower sales volume.

Selling, general and administrative expenses increased $0.3 million or 2.5% to $12.0 million for the nine months ended June 30, 2001 compared to the same period in the prior year. This net increase was primarily due to higher fixed general and administrative costs resulting from annual wage increases and rising insurance costs.

Depreciation and amortization increased $0.6 million to $11.0 million for the nine months ended June 30, 2001 compared to the same period in the prior year. This increase primarily reflects net increases in depreciable assets from new equipment purchases and mold construction costs.

The Company's effective income tax rate decreased due to uncertainties related to the realizability of income tax benefits on the Company's net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $(1.4) million for the nine months ended June 30, 2001, compared to $4.0 million for the nine months ended June 30, 2000. The fluctuation was primarily due to the decrease in operating income.

Net cash from investing activities, representing capital expenditures, was $(8.1) million for the nine months ended June 30, 2001, compared to $(10.9) million during the comparable period for the prior year.

Net cash flows from financing activities were $14.7 million for the nine months ended June 30, 2001, compared to $2.8 million from financing activities for the same period in the prior year. Cash from financing activities during the nine months ended June 30, 2001 represented net borrowings from the Senior Credit Facility.

Our principal liquidity requirements will be for debt service, working capital needs and capital expenditures. Our credit agreement requires us to comply with certain financial covenants. As of June 30, 2001, we were not in compliance with certain of these covenants. On July 31, 2001, we notified our commercial lenders that we would not make a scheduled principal payment due on July 31, 2001. The lenders subsequently approved a forbearance agreement under which the lenders agreed to refrain from exercising any rights or remedies with respect to the payment default and our failure to satisfy certain financial covenants for the quarter ended June 30, 2001. The forbearance agreement expires on October 31, 2001. Under the terms of the forbearance agreement, our commercial lenders are not obligated to extend any further loans to us under the existing credit agreement. The forbearance agreement permits us to secure a new liquidity loan in an amount up to $10.0 million from one or more of the existing commercial lenders. There can be no assurance that we will be able to secure such financing. In the absence of such a loan, our ability to fund operations, make capital expenditures and meet our debt service obligations or to refinance our indebtedness will depend upon our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that our results of operations, cash flows and capital resources will be sufficient to fund our operations and capital expenditures. In the absence of our ability to adequately fund our operations and capital expenditures and make modifications to the credit agreement and senior subordinated notes, we may face liquidity problems and an inability to meet our debt service obligations. Based upon the outcome of these factors, our auditor's report for our financial statements for the year ending September 30, 2001 may be modified.

On August 1, 2001, we notified holders of our 11.625% Senior Subordinated Notes that we would not make the scheduled interest payment due on August 1, 2001.

We have retained a financial advisor to assist in our review of our capital structure and financial position. We have commenced discussions with our commercial lenders and are in the process of initiating discussions with the holders of the senior subordinated notes.

As a consequence of the foregoing, we have reclassified our outstanding credit agreement and senior subordinated note indebtedness as current liabilities.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rates and raw material price exposure.

INTEREST RATE RISK

At June 30, 2001, approximately $161.8 million of the Company's long-term obligations, specifically, borrowings outstanding under the Senior Credit Facility bore interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the nine months ended June 30, 2001 would have increased by approximately $2.4 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the interest rates projected above.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


EXHIBIT NUMBER            DESCRIPTION
--------------           -----------

10.1              Limited Forbearance Agreement and Fourth Amendment to Credit
                  Agreement, dated as of August 1, 2001, by and among LLS
                  Corp., certain lenders, Bank of America, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent, and Bankers Trust Company, as documentation agent.

10.2 First Amendment to Monitoring and Oversight Agreement, dated as of August 1, 2001, by and among LLS Corp., Courtesy
                  Corporation, Creative Packaging Corp., Courtesy Sales Corp.
                  and Hicks Muse & Co. Partners, L.P.

10.3              First Amendment to Financial Advisory Agreement, dated as of
                  August 1, 2001, by and among LLS Corp., Courtesy Corporation,
                  Creative Packaging Corp., Courtesy Sales Corp. and Hicks Muse
                  & Co. Partners, L.P.


(b)      Reports on Form 8-K

         The Company filed Form 8-Ks on July 16, 2001 and August 3, 2001. On July 16, 2001, the Company announced the retirement of James N. Mills as CEO and the appointment of David M. Sindelar as his successor. On August 3, 2001, the Company announced that it had notified its commercial lenders that it would not make a scheduled principal payment. The Company's lenders approved a forbearance agreement which expires on October 31, 2001 (see Liquidity and Capital Resources). The Company further announced that on August 1, 2001 it notified holders of its 11.625% Senior Subordinated Notes that it would not make the scheduled interest payment due on August 1, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            LLS Corp.

                                            By:          /s/  DAVID M. SINDELAR
                                               ---------------------------------
Dated:     August 14, 2001                  Name:  David M. Sindelar
                                            Title: Chief Executive Officer
                                                   (Principal Executive Officer)


                                            By:          /s/  WESLEY D. DEHAVEN
                                               ---------------------------------
                                            Name:  Wesley D. DeHaven
                                            Title: Chief Financial Officer
                                                   (Principal Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT NUMBER            DESCRIPTION
--------------           -----------

10.1              Limited Forbearance Agreement and Fourth Amendment to Credit
                  Agreement, dated as of August 1, 2001, by and among LLS
                  Corp., certain lenders, Bank of America, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent, and Bankers Trust Company, as documentation agent.

10.2 First Amendment to Monitoring and Oversight Agreement, dated as of August 1, 2001, by and among LLS Corp., Courtesy
                  Corporation, Creative Packaging Corp., Courtesy Sales Corp.
                  and Hicks Muse & Co. Partners, L.P.

10.3              First Amendment to Financial Advisory Agreement, dated as of
                  August 1, 2001, by and among LLS Corp., Courtesy Corporation,
                  Creative Packaging Corp., Courtesy Sales Corp. and Hicks Muse
                  & Co. Partners, L.P.
